Form 10-Q
period 2008-03-31
SUPERIOR SILVER MINES INC
filed 2008-05-14
CIK 95572

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the quarterly period ended March 31, 2008

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the transition period from                                   to

Commission file number:     000-53035

Superior Silver Mines, Inc.

(Exact name of registrant as specified in its charter)

                           Idaho

              82-6008752

(State or other jurisdiction of incorporation

(I.R.S. Employer Identification No.)

 or organization)

     413 Cedar Street, Wallace, ID

  83873

(Address of principal executive offices)

(Zip Code)

(208) 752-1131

(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐ (Do not check if a smaller reporting company)

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At April 20, 2008, 20,654,399 shares of the Company’s common stock were outstanding.

SUPERIOR SILVER MINES, INC.

(An Exploration Stage Company)

TABLE OF CONTENTS

Table of Contents

PART I.

3

ITEM 1.  FINANCIAL STATEMENTS

3

Balance Sheets – March 31, 2008 (unaudited) and December 31, 2007

3

Statements of Operations – For the Three Months Ended March 31, 2008 and 2007 and the Exploration Stage Period (January 1, 2007 through March 31, 2008) (unaudited)  4

Statements of Cash Flows - For the Three Months ended March 31, 2008 and 2007, and the Exploration Stage Period (January 1, 2007 through March 31, 2008) (unaudited)  5

Notes to Financial Statements

6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations  7

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

8

ITEM 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

8

ITEM 1.

LEGAL PROCEEDINGS

8

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  8

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

8

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

ITEM 5.

OTHER INFORMATION

8

ITEM 6.

EXHIBITS

8

PART I.

ITEM 1.  FINANCIAL STATEMENTS

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Balance Sheets – March 31, 2008 (unaudited) and December 31, 2007

March 31,

2008

December 31,

(unaudited)

2007

ASSETS

Current assets:

Cash and cash equivalents

$

      354,650

$

      374,605

Total assets

$

      354,650

$

      374,605

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

5,920

$

3,020

Accounts payable-related party

            2,300

            6,570

Total current liabilities

            8,220

            9,590

Stockholders’ equity:

Preferred stock, $0.0001 par value; 10,000,000 shares

authorized; none issued or outstanding

Common stock, $0.0001 par value; 500,000,000

shares authorized; 20,654,399 shares issued

and outstanding at March 31, 2008, and

December 31, 2007, respectively

2,066

2,066

Additional paid-in capital

1,191,096

1,191,096

Accumulated deficit

(782,522)

(782,522)

Deficit accumulated during the exploration stage

period (January 1, 2007 through March 31, 2008)

        (64,210)

         (45,625)

Total stockholders’ equity

        346,430

        365,015

Total liabilities and stockholders’ equity

$

      354,650

$

      374,605

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Operations – For the Three Months Ended March 31, 2008 and 2007 and the Exploration Stage Period (January 1, 2007 through March 31, 2008) (unaudited)

					Period of Exploration Stage
					January 1, 2007
					Through
		2008		2007	March 31, 2008
Operating expenses:
Legal fees		$5,125			$22,097
Audit and audit related fees		13,091			30,131
General and administrative		2,636		$2,263	17,082
Operating expenses		20,852		2,263	69,310

Other income:
Interest income		2,267		-	5,100

Net loss		$(18,585)		$(2,263)	$(64,210)

Basic net loss per common share	$	Nil	$	Nil	$ Nil

Weighted average number of shares outstanding – basic		20,654,399		9,813,149

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Cash Flows - For the Three Months ended March 31, 2008 and 2007, and the Exploration Stage Period (January 1, 2007 through March 31, 2008) (unaudited)

			Period of Exploration Stage (January 1, 2007)
	2008	2007	Through March 31, 2008
Cash flows from operating activities:
Net loss	$(18,585)	$(2,263)	$(64,210)
Change in:
Accounts payable	2,900	(2,888)	5,500
Accounts payable, related parties	(4,270)		(1,775)
Net cash used by operating activities	(19,955)	(5,151)	(60,485)

Cash flows from financing activities:
Issuance of common stock in private placement, net of offering costs	-	-	360,085
Issuance of common stock for warrant exercise	-	-	41,300
Net cash provided by financing activities	-	-	401,385

Net increase (decrease) in cash	(19,955)	(5,151)	340,900
Cash and cash equivalents at beginning of period	374,605	13,750	13,750
Cash and cash equivalents at end of period	$354,650	$8,599	$354,650

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

1.

Basis of Presentation

These unaudited financial statements of Superior Silver Mines, Inc. (“the Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Form 10-A, General Form for Registration of Securities filed with the SEC on March 28, 2008.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended December 31, 2008.

2.

Description of Business

The Company was incorporated under the laws of the State of Idaho as Superior Mines Company on January 22, 1962, and was established for the purposes of mineral exploration in the states of Idaho and Montana.  In 1964, the Company’s name was changed to Superior Silver Mines, Inc.  The Company has been dormant for a number of years, currently holds one unpatented mineral claim, and has no known mineral reserves.  Due to the increase in the price of gold, silver and other metals over the past several years, management is reactivating the Company with the intention of investigating opportunities in the natural resource industry.

The Company is an exploration stage company and has incurred losses since the beginning of its exploration stage (January 1, 2007).

3.

Related Party Transactions

During the three months ended March 31, 2008, the Company incurred office expense of $2,300 from H.F. Magnuson & Company, a company controlled by H.F. Magnuson, father of a Director of the Company. At March 31, 2008 and December 31, 2007, the Company owed H.F. Magnuson & Company $2,300 and $6,570, respectively..

4.

Fair Value Measurement

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Liabilities” for our financial assets and financial liabilities, without material effects to our financial position or results of operations for the three months ended March 31, 2008. The sole financial asset at March 31, 2008, was cash and cash equivalents of $354,650 with a Level 1 hierarchy, since cash has a fair value measurement based on identical assets in an active market. The Company had no financial liabilities accounted for at fair value on a recurring basis at March 31, 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Under the Private Securities Litigation Reform Act

Some sections of this management’s discussion and analysis of our financial condition and results of operations may contain forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.  The forward-looking statements in this document are based upon various assumptions, and although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict.  Actual results could differ materially from those expressed in forward-looking statements.   Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this report.

Historical Overview and Outlook

Superior Silver Mines, Inc. (“the Company”) was established in 1962 for the purpose of mineral exploration, but has been dormant for a number of years. Due to the increase in the price of gold, silver and other metals, management is reactivating the Company with the intention of investigating opportunities in the natural resource industry. However, the Company will not restrict its search to any specific business or industry, and the Company may participate in a business venture of virtually any kind or nature.

The Company seeks to investigate and, if such investigation warrants, acquire an interest in a business seeking the perceived advantages of a publicly registered corporation.  The Company may seek a business opportunity with an entity which has recently commenced operations, wishes to utilize the public marketplace in order to raise additional capital to expand into new products or markets, develop a new product or service, or for other corporate purposes.  The Company may acquire assets and/or establish subsidiaries in various businesses, or acquire existing businesses as subsidiaries.  Business opportunities may be available in many different industries at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management of the Company, while not especially experienced in matters relating to the new direction of the Company, will rely primarily upon their own efforts to accomplish the business purposes.  It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel, will be utilized to effectuate its business purposes described herein. During the next twelve months, the Company expects to be able to satisfy its cash requirements, and does not foresee the need to raise additional capital during this period.

Material Changes in Financial Condition and Results of Operations

There were no material changes in the Company’s financial condition from December 31, 2007 to March 31, 2008. The net loss for the three months ended March 31, 2008, was materially higher than the net loss for the three months ended March 31, 2007, as the Company incurred audit and legal fees in the three months ended March 31, 2008, and none in the prior period.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide this information.

ITEM 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal controls over financial reporting, during the most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibit 31.1–Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2–Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1–Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2–Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR SILVER MINES, INC.

(Registrant)

By:      /s/Thomas S. Smith

Thomas S. Smith, President and Director

Date:  May 13, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By         /s/Dennis O’Brien

Dennis O’Brien, Secretary and Principal Accounting Officer

Date:  May 13, 2008

9