Form 10-Q
period 2008-06-30
SUPERIOR SILVER MINES INC
filed 2008-08-11
CIK 95572

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2008

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number:   000-53035

Superior Silver Mines,Inc.

(Exact name of registrant as specified in its charter)

Idaho	82-6008752

(State of other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

413 Cedar Street, Wallace, ID	83873

(Address of principal executive offices)	(Zip Code)

(208) 752-1131

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

[X] Yes  [  ] No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [X] Yes  [  ] No

State the number of shares outstanding of common stock, as of the latest practicable date: At July 18, 2008, 20,654,399 shares of the Company’s common stock were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer  [ ] Accelerated filer [ ] Non-accelerated filer  [X] Smaller reporting company

SUPERIOR SILVER MINES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION.

3

ITEM 1.   Financial Statements

3

Balance Sheets

3

Statements of Operations - Unaudited

4

Statements of Cash Flows - Unaudited

5

Notes to Financial Statements

6

ITEM 2.   Management’s Discussion and Analysis of Financial Condition

                   and Results of Operations

8

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

9

ITEM 4.   Controls and Procedures

9

PART II – OTHER INFORMATION

9

ITEM 1.   Legal Proceedings

9

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

9

ITEM 3.   Defaults Upon Senior Securities

9

ITEM 4.   Submission of Matters to a Vote of Security Holders

9

ITEM 5.   Other Information

9

ITEM 6.   Exhibits

9

PART I. – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Superior Silver Mines, Inc. (An Exploration Stage Company) Balance Sheets

	(unaudited)
	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$ 342,443	$ 374,605

Total assets	$ 342,443	$ 374,605

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 1,407	$ 3,020
Accounts payable-related party	1,250	6,570
Total current liabilities	2,657	9,590

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000
shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 500,000,000
shares authorized; 20,654,399 shares
issued and outstanding at June 30, 2008, and
December 31, 2007	2,066	2,066
Additional paid-in capital	1,191,096	1,191,096
Accumulated deficit	(782,522)	(782,522)
Deficit accumulated during the exploration stage
period (January 1, 2007 through June 30, 2008)	(70,854)	(45,625)
Total stockholders’ equity	339,786	365,015

Total liabilities and stockholders’ equity	$ 342,443	$ 374,605

The accompanying condensed notes are an integral part of these financial statements.

Superior Silver Mines, Inc. (An Exploration Stage Company) Statements of Operations - Unaudited

					Exploration
	Three Months Ended		Six Months Ended		Stage Period
	6/30/08	6/30/07	6/30/08	6/30/07	1/1/07-6/30/08
Operating expenses:
Legal fees		$ 2,544	$ 5,125	$ 2,544	$ 22,097
Accounting fees	$ 5,483	-	18,574	-	35,614
General and administrative	2,687	4,440	5,322	6,703	19,769
Total operating expenses	8,170	6,984	29,021	9,247	77,480

Other income:
Interest income	1,526	-	3,792	-	6,626

Net loss	$ 6,644	$ 6,984	$ 25,229	$ 9,247	$ 70,854

Basic net loss per common share	$ Nil	$ Nil	$ Nil	$ Nil

Weighted average number of
shares outstanding-basic	20,654,399	9,813,149	20,654,399	9,813,149

The accompanying condensed notes are an integral part of these financial statements.

Superior Silver Mines, Inc. (An Exploration Stage Company) Statements of Cash Flows - Unaudited
	Six Months Ended 6-30-08	Six Months Ended 6-30-07	Exploration Stage Period 1/1/07-6/30/08
Cash flows from operating activities:
Net loss	$(25,229)	$(9,247)	$(70,854)
Change in:
Accounts payable	(1,613)	(2,599)	(2,799)
Accounts payable, related parties	(5,320)	(289)	961
Net cash used by operating activities	(32,162)	(12,135)	(72,692)

Cash flows from financing activities:
Issuance of common stock in private placement, net of offering costs	-	-	360,085
Issuance of common stock for warrant exercise	-	-	41,300
Net cash provided by financing activities	-	-	401,385

Net increase (decrease) in cash	(32,162)	(12,135)	328,693
Cash and cash equivalents at beginning of period	374,605	13,750	13,750
Cash and cash equivalents at end of period	$342,443	$1,615	$342,443

The accompanying condensed notes are an integral part of these financial statements.

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

3.  Related Party Transactions

At June 30, 2008 and December 31, 2007, the Company owed H.F. Magnuson & Company, a company controlled by H.F. Magnuson, father of a Director of the Company, $1,250 and $6,570, respectively, for office expenses.

4.  Fair Value Measurement

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Liabilities” for our financial assets and financial liabilities without material effects on our financial position or results of operations for the six months ended June 30, 2008.

5.  New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161)," to enhance the current disclosure framework in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended."   SFAS No. 161 amends and expands the disclosures required

5.  New Accounting Pronouncements, continued:

by SFAS No. 133 so that they provide an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (3) how derivative instruments affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for both interim and annual reporting periods beginning after November 15, 2008. We are currently evaluating the potential impact of this statement on our financial statements and at this time we do not anticipate a material effect.

In December 2007, the FASB revised SFAS No. 141 "Business Combinations (SFAS No. 141(R))."  The revised standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will change the accounting for the assets acquired and liabilities assumed in a business combination as follows:

•

acquisition costs will be generally expensed as incurred;

•

noncontrolling interests (formally known as "minority interests") will be valued at fair value at the acquisition date;

•

acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•

in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•

restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•

changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

The adoption of SFAS No. 141(R) does not currently have a material effect on our financial statements. However, any future business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 will be accounted for in accordance with this statement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This Form 10-Q contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.  The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operations and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict.  Actual results could differ materially from those expressed in forward-looking statements.   Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this report.

(a) Plan of Operation

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who desire to seek the perceived advantages of a publicly registered corporation.  Due to the increase in the price of gold, silver and other metals over the past several years, management is reactivating the Company with the intention of investigating opportunities in the natural resource industry. However, the Company will not restrict its search to any specific business, industry, and the Company may participate in a business venture of virtually any kind or nature.

The Company may seek a business opportunity with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  The Company may acquire assets and establish wholly-owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries.  Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely primarily upon their own efforts to accomplish the business purposes of the Company.  It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel, will be utilized by the Company to effectuate its business purposes described herein. During the next twelve months, the Company expects to be able to satisfy its cash requirements, and does not foresee the need to raise additional capital during this period.

(c) Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements of any kind.

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

None

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

None

ITEM 5.   Other Information

None

ITEM 6.   Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR SILVER MINES, INC.

(Registrant)

By:      /s/Thomas S. Smith

Thomas S. Smith, President and Director

Date:  August 11, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By         /s/Dennis O’Brien

Dennis O’Brien, Secretary and Principal Accounting Officer

Date:  August 11, 2008

10