Form 10-Q
period 2008-09-30
SUPERIOR SILVER MINES INC
filed 2008-11-13
CIK 95572

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period September 30, 2008

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

State the number of shares outstanding of common stock, as of the latest practicable date: At October 21, 2008, 20,654,399 shares of the Company’s common stock were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer  [ ] Accelerated filer [ ] Non-accelerated filer  [X] Smaller reporting company

SUPERIOR SILVER MINES, INC.

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

3

ITEM 1.  Financial Statements

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

9

ITEM 5.

Other Information

9

ITEM 6.

Exhibits

9

PART I. – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Superior Silver Mines, Inc. (An Exploration Stage Company) Balance Sheets

	(unaudited)
	September 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$ 332,521	$ 374,605

Total assets	$ 332,521	$ 374,605

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	-	$ 3,020
Accounts payable-related party	$ 2,200	6,570
Total current liabilities	2,200	9,590

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000
shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 500,000,000
shares authorized; 20,654,399 shares
issued and outstanding at September 30, 2008, and
December 31, 2007	2,066	2,066
Additional paid-in capital	1,191,096	1,191,096
Accumulated deficit	(782,522)	(782,522)
Deficit accumulated during the exploration stage
period (January 1, 2007 through June 30, 2008)	(80,319)	(45,625)
Total stockholders’ equity	330,321	365,015

Total liabilities and stockholders’ equity	$ 332,521	$ 374,605

The accompanying condensed notes are an integral part of these financial statements.

Superior Silver Mines, Inc. (An Exploration Stage Company) Statements of Operations - Unaudited

					Exploration
	Three Months Ended		Nine Months Ended		Stage Period
	9/30/08	9/30/07	9/30/08	9/30/07	1/1/07-9/30/08
Operating expenses:
Legal fees	$ 4,518	$ 13,648	$ 9,643	$ 16,192	$ 26,614
Accounting fees	3,827	10,090	22,401	10,090	39,441
General and administrative	2,495	241	7,818	6,945	22,263
Total operating expenses	10,840	23,979	39,862	33,227	88,318

Other income:
Interest income	1,375	361	5,167	361	7,999

Net loss	$ 9,465	$ 23,618	$ 34,695	$ 32,866	$ 80,319

Basic net loss per common share	$ Nil	$ Nil	$ Nil	$ Nil

Weighted average number of
shares outstanding-basic	20,654,399	11,721,029	20,654,399	10,456,089

The accompanying condensed notes are an integral part of these financial statements.

Superior Silver Mines, Inc. (An Exploration Stage Company) Statements of Cash Flows - Unaudited
	Nine Months Ended 9-30-08	Nine Months Ended 9-30-07	Exploration Stage Period 1/1/07-9/30/08
Cash flows from operating activities:
Net loss	$(34,695)	$(32,866)	$(80,319)
Change in:
Accounts payable	(3,019)	2,035	(4,206)
Accounts payable, related parties	(4,370)	-	1,911
Net cash used by operating activities	(42,084)	(30,831)	(82,614)

Cash flows from financing activities:
Issuance of common stock in private placement, net of offering costs	-	360,085	360,085
Issuance of common stock for warrant exercise	-	-	41,300
Net cash provided by financing activities	-	360,085	401,385

Net increase (decrease) in cash	(42,084)	329,254	318,771
Cash and cash equivalents at beginning of period	374,605	13,750	13,750
Cash and cash equivalents at end of period	$332,521	$343,004	$332,521

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

3.  Related Party Transactions

At September 30, 2008 and December 31, 2007, the Company owed H.F. Magnuson & Company, a company controlled by H.F. Magnuson, father of a Director of the Company, $2,200 and $6,570, respectively, for office expenses.

4.  New Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Liabilities” for our financial assets and financial liabilities without material effects on our financial position or results of operations for the nine months ended September 30, 2008.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” to provide an understanding of how and why an entity uses derivative instruments, how they are accounted for, and how they affect an entity’s financial statements. We do not expect any material effect to our financial statements from the enactment of SFAS No. 161.

4.

New Accounting Pronouncements, continued:

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

In December 2007, the FASB revised SFAS No. 141 "Business Combinations (SFAS No. 141(R))."  The revised standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will change the accounting for the assets acquired and liabilities assumed in a business combination as follows:

·  acquisition costs will be generally expensed as incurred;

·  noncontrolling interests (formally known as "minority interests") will be valued at fair value at the acquisition date;

·  acquired contingent liabilities will be recorded at fair value at the acquisition    date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

·  in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

·  restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

·  changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

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

Date:  November 12, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By         /s/Dennis O’Brien

Dennis O’Brien, Secretary and Principal Accounting Officer

Date:  November 12, 2008

10