Form 10-K
period 2008-12-31
SUPERIOR SILVER MINES INC
filed 2009-03-31
CIK 95572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53035

SUPERIOR SILVER MINES, INC.

(Exact name of registrant as specified in its charter)

Idaho	82-6008752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

413 Cedar Street, Wallace, ID	83873
(Address of principal executive offices)	(Zip Code)

(208) 752-1131

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value per share; Preferred Stock, $0.001 par value per share

(Titles of Classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

[  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes  [X] No

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]   Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company.  [X] Yes  [  ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.17 per share on June 30, 2008, was approximately $2,388,000. For purposes of this disclosure, shares of stock held by persons who hold more than 5% of the outstanding shares of common stock, and shares held by officers and directors of the Registrant have been excluded, because such persons may be deemed to be affiliates.

The number of outstanding shares of the Registrant’s par value $0.001 common stock on February 12, 2009, was 20,655,199.

Table of Contents

PART I

3

Item 1.  Description of Business

3

Item 2.  Properties

4

Item 3.  Legal Proceedings

4

Item 4. Submission of Matters to a Vote of Security Holders

4

PART II

5

Item 5.  Market for Common Equity and Related Stockholder Matters

5

Item 7.  Management’s Discussion and Analysis of Financial Condition

and Results of Operations

5

Item 8.  Financial  Statements

6

Item 9. Changes In and Disagreements With Accountants on Accounting

and Financial Disclosure

16

PART III

18

Item 10. Directors, Executive Officers and Corporate Governance

18

Item 11. Executive Compensation

19

Item 12. Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

19

Item 13.  Certain Relationships and Related Transactions

20

Item 14. Principal Accountant Fees and Services

20

Item 15.  Exhibits

20

SIGNATURES

21

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2008

PART I

Item 1.  Description of Business

Forward-looking statements

This Form 10-K contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

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

History

Superior Mines Company was incorporated under the laws of the State of Idaho on January 22, 1962, and was established for the purposes of mineral exploration in the states of Idaho and Montana.  In 1964, the Company’s name was changed to Superior Silver Mines, Inc. The Company has been dormant for a number of years, and has no known mineral reserves. Due to the increase in the price of gold, silver, and other metals over the past several years, management is reactivating the Company with the intention of investigating opportunities in the natural resource industry. Because the Company has no operations and only nominal assets, it is defined as a shell company by the Securities & Exchange Commission.

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who, or which, desire to seek the perceived advantages of a publicly registered corporation.  The Company will not restrict its search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature.

The Company’s executive offices are located at 413 Cedar Street, Wallace, Idaho, 83873, and its mailing address is the same.

Employees

The Company has no employees and utilizes the services of outside consultants.

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2008

Regulation

Environmental Matters

Because the Company was historically engaged in the mineral exploration industry, the possibility exists that the Company may have environmental liabilities. Management has no knowledge of any actions of the Company that might give rise to such potential liabilities, but there can be no assurance that the Company may not, at some future date, be deemed to have environmental liabilities, although the likelihood of such is deemed remote, and the amount and nature of any liabilities is impossible to estimate.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company, and is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable, as the Company is a smaller reporting company, and is not required to provide the information required by this item, however there were no unresolved staff comments during the year ended December 31, 2008.

Item 2.  Properties

The Company maintains one unpatented lode mining claim, # IMC39643, claim name-Abbatoir, which is leased to U.S. Silver Corporation. The Company presently receives no income from this lease.

Item 3.  Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2008.

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2008

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

a)

Market information.  The Company’s common stock began to be quoted on the NASDAQ Supervised OTC Bulletin Board on January 4, 2008, and was formerly traded on the over-the-counter markets in the Pink Sheets.  The following table sets forth the range of high and low bid prices as reported by the OTC Bulletin Board under the symbol ‘SSVM’ for the year ended December 31, 2008, and as quoted in the Pink Sheets for the year ended December 31, 2007.  These bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2008		2007
	High	Low	High	Low
First Quarter	$0.25	$0.18	$0.25	$0.16
Second Quarter	0.25	0.17	0.17	0.15
Third Quarter	0.25	0.17	0.15	0.10
Fourth Quarter	0.15	0.10	0.38	0.10

b)

As of February 12, 2009, there were approximately 1,395 holders of record of the Company’s common stock.

c)

The Company has paid no dividends and proposes none for the foreseeable future.  Accordingly, it has no plans to pay dividends even if funds are available, as to which there is no assurance.  There are no restrictions on the Company's ability to pay dividends.

Item 6. Selected Financial Data

Not applicable, as the Company is a smaller reporting company, and is not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had cash working capital of approximately $328,000 at December 31, 2008. During the years ended December 31, 2008 and 2007, the Company used approximately $46,500 and $40,500, respectively, of cash for operating activities. During the year ended December 31, 2007, the Company received net proceeds of approximately $401,000 from the sale of common shares in a private placement offering and a warrant exercise, from which, proceeds are being used to fund operations. Management believes that the Company can satisfy its cash requirements for the next twelve months.

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2008

Item  8.  Financial  Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Superior Silver Mines, Inc.

We have audited the accompanying balance sheets of Superior Silver Mines, Inc. (An Exploration Stage Company) (“the Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period of exploration stage (January 1, 2007) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Silver Mines, Inc. as of December 31, 2008 and 2007, and the results of its operations and their cash flows for the years then ended and for the period of exploration stage (January 1, 2007) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 25, 2009

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2008

Superior Silver Mines, Inc. (An Exploration Stage Company) Balance Sheets December 31, 2008 and 2007

	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$127,721	$374,605
Certificate of deposit	200,341	-
Total assets	$328,062	$374,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-	$3,020
Accounts payable, related parties	2,180	6,570
Total current liabilities	2,180	9,590
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000
shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 500,000,000
shares authorized; 20,655,199 shares issued
and outstanding	2,066	2,066
Additional paid-in capital	1,191,096	1,191,096
Accumulated deficit	(782,522)	(782,522)
Deficit accumulated during the period of
exploration stage	(84,758)	(45,625)
Total stockholders’ equity	325,882	365,015

Total liabilities and stockholders’ equity	$328,062	$374,605

The accompanying notes are an integral part of these financial statements.

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2008

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Operations

For the Years ended December 31, 2008 and 2007

 and the Exploration Stage Period

 January 1, 2007 through December 31, 2008

					Exploration
					Stage Period
					1/1/07 –
		2008		2007	12/31/08
Operating expenses:
Legal fees		$9,643		$16,972	$26,615
Audit and related fees		25,291		17,040	42,331
General and administrative		2,070		13,585	15,655
Office supplies and services		8,480		860	9,340
Total expenses		45,484		48,457	93,941

Other income:
Interest income		6,351		2,832	9,183
Total other income		6,351		2,832	9,183

Net loss		$(39,133)		$(45,625)	$(84,758)

Net loss per common share	$	Nil	$	Nil

Weighted average common shares
outstanding-basic		20,655,199		12,975,096

The accompanying notes are an integral part of these financial statements.

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2008

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity

For the Years ended December 31, 2008 and 2007

 and the Exploration Stage Period

 January 1, 2007 through December 31, 2008

			Additional		Deficit
			Paid-In		Accumulated	Total
	Common Stock		Capital	Accumulated	Exploration	Stockholders’
	Shares	Amount	(Discount)	Deficit	Stage	Equity
Balances, December 31, 2006	9,813,949	981,395	(189,618)	(782,522)	-	9,255
Common stock:
Change in par value from $0.10
to $0.0001	-	(980,414)	980,414	-	-	-
Issued for cash at $0.04 per
per share in private placement
placement, net of offering costs	10,325,000	1,033	359,052	-	-	360,085
Issued for warrant exercise at
$0.08 per share	516,250	52	41,248	-	-	41,300
Net loss	-	-	-	-	(45,625)	(45,625)
Balances, December 31, 2007	20,655,199	2,066	1,191,096	(782,522)	(45,625)	365,015
Net loss					(39,133)	(39,133)
Balances, December 31, 2008	20,655,199	$2,066	$1,191,096	$(782,522)	$(84,758)	$325,882

The accompanying notes are an integral part of these financial statements.

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2008

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

For the Years ended December 31, 2008 and 2007 and

 the Exploration Stage Period January 1, 2007

 through December 31, 2008

			Exploration
			Stage Period
			1/1/07-
	2008	2007	12/31/08
Cash flows from operating activities:
Net loss	$(39,133)	$(45,625)	$(84,758)
Changes in assets and liabilities:
Accounts payable	(3,020)	2,600	(420)
Accounts payable-related party	(4,390)	2,495	(1,895)
Net cash used by operating activities	(46,543)	(40,530)	(87,073)

Cash flows from investing activities:
Purchase of certificate of deposit	(200,341)	-	(200,341)
Net cash used by investing activities	(200,341)	-	(200,341)

Cash flows from financing activities:
Issuance of common stock in private placement,
net of offering costs	-	360,085	360,085
Issuance of common stock for warrant exercise		41,300	41,300
Net cash provided by financing activities	-	401,385	401,385

Net increase (decrease) in cash and cash equivalents	(246,884)	360,855	113,971
Cash and cash equivalents, beginning of period	374,605	13,750	13,750
Cash and cash equivalents, end of period	$127,721	$374,605	$127,721

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

Notes to Financial Statements

1.   Description of Business

Superior Mines Company was incorporated under the laws of the State of Idaho on January 22, 1962, and was established for the purposes of mineral exploration in the states of Idaho and Montana.  In 1964, the Company’s name was changed to Superior Silver Mines, Inc. (“the Company”). The Company has been dormant for a number of years. Due to the increase in the price of gold, silver, and other metals over the past several years, management is reactivating the Company with the intention of investigating opportunities in the natural resource industry.

2.   Summary of Significant Accounting Policies

Exploration Stage Company

The Company’s financial statements are prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 7, “Accounting for Development Stage Enterprises,” as it devotes substantially all its efforts to exploring for mining interests and developing opportunities that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests and opportunities are engaged in commercial production, the Company will continue to prepare its financial statements in accordance with entities in the exploration stage.

Cash Equivalents

Highly liquid short-term investments with a remaining maturity when purchased of three months or less are classified as cash equivalents.

Investments

Investments with original maturities greater than three months and with maturities less than one year from the balance sheet date are considered short-term investments.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents and the certificate of deposit, , approximated their fair values at December 31, 2008 and 2007.

Exploration Costs

Exploration costs are expensed in the period in which they occur.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Superior Silver Mines, Inc.

Notes to Financial Statements, continued:

2.   Summary of Significant Accounting Policies, continued:

Net Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year, and does not include the impact of any potentially dilutive common stock equivalents. Potential common shares are not included in the computation of loss per share, if their effect is antidilutive. At December 31, 2008 and 2007, the Company had no potential common shares, and only basic loss per share is reported for the years then ended.

Income Taxes

The Company accounts for income taxes using the asset and liability approach for financial accounting and income tax reporting based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Reclamation and Remediation

The Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Such costs would be based on management’s estimate of amounts expected to be incurred when remediation work is performed. To date, management is unaware of any environmental proceedings or action pending against the Company.

Recent Accounting Pronouncements

•

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements–an amendment to ARB 51,” which is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. We do not expect this statement to have a material effect on our financial statements.

•

In December 2007, the FASB revised SFAS No. 141 “Business Combinations.” The revised standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will change the accounting for the assets acquired and liabilities assumed in a business combination.

•

 Acquisition costs will be generally expensed as incurred.

•

Noncontrolling interests will be valued at fair value at the acquisition date.

•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for nonacquired contingencies.

•

In-process research and development will be recorded at fair value as an indefinite lived intangible asset at the acquisition date.

•

Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•

Changes in deferred tax asset valuation allowances and income tax uncertainties, after the acquisition date, generally will affect income tax expense.

Superior Silver Mines, Inc.

Notes to Financial Statements, continued:

2.  Summary of Significant Accounting Policies, continued:

The adoption of SFAS No. 141 (R) will not have a material effect on our financial statements. However, any future business acquisitions occurring on or after January 1, 2009, will be accounted for in accordance with this statement.

Adopted Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for our financial assets and financial liabilities, without a material effect on our results of operations or financial position.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands the related disclosure.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities”, effective January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations, as of, and for the year ended December 31, 2008.

In November 2008, the Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 had no material impact on our financial statements.

The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” ("FIN 48") which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The adoption of FIN 48 had no effect on the Company's financial position, cash flows or results of operations upon adoption as the Company does not have any unrecognized tax benefits.

3.  Income Taxes

Net deferred tax assets consist primarily of net operating loss ("NOL") carryforwards. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income in the near term. Due to the uncertainty of future earnings, management is unable to predict whether these net deferred tax assets will be realized and, accordingly, has recorded a full valuation allowance against these assets.

NOL carryforwards of approximately $771,000 for income tax purposes are available to offset future taxable income. These carryforwards begin to expire in varying amounts beginning in the year 2009.     In accordance with Internal Revenue Code Section 382, pre-2007 net operating loss carryovers will be limited to approximately $32,000 per year, due to the significant ownership change during the year ended December 31, 2007.

Superior Silver Mines, Inc.

Notes to Financial Statements, continued:

3.  Income Taxes, continued:

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the US and in the state of Idaho. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The following is a summary of the significant components of the Company's deferred tax assets as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Net operating losses	$308,000	$293,000
Less valuation allowance	(308,000)	(293,000)
Deferred tax asset—net	$—	$—

The reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	Years Ended December 31,
	2008	2007
Tax provision at the statutory federal rate	34%	34%
State income taxes, net of federal income tax benefit	6%	6%
Valuation allowance	(40%)	(40%)
Effective tax rate	0%	0%

4.  Stockholders’ Equity

Private Placement

During July and August 2007, the Company sold 10,325,000 unregistered common shares at a price of $0.04 per share, with net proceeds amounting to $360,085.

Warrant Exercise

During October 2007, all outstanding warrants, exercisable at $0.08 per share for a term of two years, were exercised and the Company issued 516,250 unregistered common shares, with proceeds amounting to $41,300. The warrants were granted to a placement agent as compensation for the July and August 2007 private placement.

5. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and a certificate of deposit (“CD”) totaling $328,062 at December 31, 2008. The CD matures in May 2009, and bears an annual interest rate of 2.08%. The Company’s cash account and its CD are both held at Wells Fargo Bank, NA, and are insured by the FDIC up to $250,000.

Superior Silver Mines, Inc.

Notes to Financial Statements, continued:

6.  Related Party Transactions

For the years ended December 31, 2008 and 2007, the Company expensed office related services amounting to $7,910 and $8,596, respectively, to H.F. Magnuson & Company. H.F. Magnuson was the father of a director of the Company.

7. Commitments and Contingencies

Because the Company was historically engaged in the mineral exploration industry, the possibility exists that the Company may have environmental liabilities. Management has no knowledge of any actions of the Company that might give rise to such potential liabilities, but there can be no assurance that the Company may not, at some future date, be deemed to have environmental liabilities, although the likelihood of such is deemed remote, and the amount and nature of any liabilities is impossible to estimate.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial

             Disclosure

None

Item 9A. Controls and Procedures

An evaluation was performed by the Company's President and Secretary of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Secretary concluded that disclosure controls and procedures were effective at December 31, 2008, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

We retain an experienced Certified Public Accountant, on an as needed basis, for review and assistance in preparation of the Company’s financial statements and to provide assistance with complex and non routine transactions and GAAP compliance.

There has been no change in our internal control over financial reporting during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Superior Silver Mines, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Segregation of duties is a business risk that has been identified, but is mitigated by using an external accountant to review the work of the internal accountant.

Changes in internal control over financial reporting

The President and Secretary conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended December 31, 2008.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registrant	Expiration of Term
Thomas S. Smith	84	President, Director	Annual meeting
H. James Magnuson	56	Vice President, Director	Annual meeting
Dennis O’Brien	47	Secretary, Principal Acctg Officer
Terrence J. Dunne	60	Director	Annual meeting
Arthur P. Dammarell Dale B. Lavigne	65 77	Director Director	Annual meeting Annual meeting

Business Experience of Directors and Executive Officers

Thomas S. Smith:  Mr. Smith has been a Director and the President of the Company for more than the past fifteen years. He has been engaged in the private practice of law for more than the past five years. He received his BS degree from the University of Idaho, and his Juris Doctorate from Gonzaga University. Mr. Smith serves as the president and a director of Nevada Stewart Mining Company, as a director of Highland Surprise Mining Company, and the Secretary/Treasurer of Homestake Silver and Lead Mining Company, all of which are non-reporting public companies.

H. James Magnuson:  Since 1979, Mr. Magnuson has been an attorney engaged in the private practice of law in Coeur d’Alene, Idaho, and received his BS degree from the University of Idaho and his Juris Doctorate from Boston College.

Dennis O’Brien, CPA:  Since 1990, Mr. O’Brien has been the accountant for H.F. Magnuson & Company in Wallace, Idaho. Mr. O’Brien received his BS degree with a major in accounting from Northern Illinois University. He also serves as a director and secretary of numerous non-reporting public companies.

Terrence J. Dunne: For more than the past five years, Mr. Dunne has operated as a business consultant through his company, Terrence J. Dunne & Associates. Mr. Dunne received his BS, MBA, and Masters in Taxation degrees from Gonzaga University. Mr. Dunne presently serves a director of Gold Crest Mines, Inc. and Rock Energy Resources, Inc.

Arthur P. Dammarell: From 2000 through March 2006, Mr. Dammarell was the principal financial officer of Nova Oil, Inc. (now Nova Biosource Fuels, Inc.). He received his BA degree in Urban and Regional Planning from Eastern Washington University.

Dale B. Lavigne: Mr. Lavigne received his BS degree in Pharmacy from the University of Montana, and for the past 47 years has been Chairman and a director of Osburn Drug Company, a four-store chain of drug stores in North Idaho. Mr. Lavigne is a director of Daybreak Oil & Gas, Inc., and served as President from 1989 to 2004. He is the former Chairman of First National Bank of North Idaho, a former member of the Gonzaga University Board of Regents, former President of the Silver Valley Economic Development Corporation, and a current member of the Governor’s Task Force on Rural Idaho.

The Board of Directors has no standing audit, nominating or compensation committees.  The entire board performs the function of each of these committees. The Company has not yet adopted a Code of Ethics for its Executive Officers, but intends to do so in the near future.

Item 11. Executive Compensation

No executives or directors were compensated by the Company for the fiscal years ended December 31, 2008 or 2007, for work performed that is required to be reported. In addition, the Company provided no stock options, warrants, or stock appreciation rights, and there are no employment contracts or incentive pay agreements with any officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Security ownership of certain beneficial owners:

At February 12, 2009, one person of record, other than management, owned more than 5% of the Company's common stock as follows:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common	H. F. Magnuson (2)	2,160,000 direct	10.46

(1)   Based upon 20,655,199 total common shares outstanding

(2)   H. F. Magnuson, who passed away in January 2009, was the father of H. James Magnuson, a director

(b)  Security Ownership of Management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common	H. James Magnuson	1,761,114 (2)	8.52
Common	Thomas S. Smith	1,094,000	5.30
Common	Arthur P. Dammarell	475,500	2.30
Common	Dennis O’Brien	140,000	0.68
Common Common	Terrence J. Dunne Dale B. Lavigne	902,134 75,000	4.37 0.36
Common	Directors and Executive Officers as a Group	4,447,748	21.53

(1)  Based upon 20,655,199 total common shares outstanding as of February 12, 2009

(2)   Includes 1,368,891 shares held in trust for the benefit of Mr. Magnuson’s relatives. As trustee, Mr. Magnuson has the power to vote such shares, but disclaims any beneficial ownership in the shares.

(c)  No arrangements are in place for a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2008 and 2007 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q were $14,321 and $7,191, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two years ended December 31, 2008 and 2007, the Company incurred no fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

Item 15.  Exhibits

Exhibit

31.1:   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Smith

31.2:    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, O’Brien

32.1:    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Smith

32.2:    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, O’Brien

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR SILVER MINES, INC.

(Registrant)

By:  /s/Thomas S. Smith

Thomas S. Smith, President and Director

Date:  March 30, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Dennis O’Brien

Dennis O’Brien, Secretary

Date:  March 30, 2009

21