Form 10-Q
period 2009-03-31
SUPERIOR SILVER MINES INC
filed 2009-05-15
CIK 95572

OMB APPROVAL
OMB Number: 3235-0416 Expires: July 31, 2011 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                   to

Commission file number:     000-53035

Superior Silver Mines, Inc.

(Exact name of registrant as specified in its charter)

Idaho	82-6008752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

413 Cedar Street, Wallace, ID	83873

(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At April 27, 2009, 20,655,199 shares of the Company’s common stock were outstanding.

SUPERIOR SILVER MINES, INC.

(An Exploration Stage Company)

TABLE OF CONTENTS

Table of Contents

PART I.

3

ITEM 1.  FINANCIAL STATEMENTS

3

Balance Sheets – March 31, 2009 (unaudited) and December 31, 2008

3

Statements of Operations – For the Three Months Ended March 31, 2009 and 2008

and the Exploration Stage Period (January 1, 2007 through March 31, 2009) (unaudited)

4

Statements of Cash Flows - For the Three Months ended March 31, 2009 and 2008,

and the Exploration Stage Period (January 1, 2007 through March 31, 2009) (unaudited)

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

8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

ITEM 5.  OTHER INFORMATION

8

ITEM 6.  EXHIBITS

8

PART I.

ITEM 1.  FINANCIAL STATEMENTS

Superior Silver Mines, Inc.
(An Exploration Stage Company)
Balance Sheets
March 31, 2009 (unaudited) and December 31, 2008
	March 31,
	2009	December 31,
	(unaudited)	2008
ASSETS

Current assets:
Cash and cash equivalents	$ 120,142	$ 127,721
Certificate of deposit	201,371	200,341

Total assets	$ 321,513	$ 328,062

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 11,899	$ -
Accounts payable-related party	2,050	2,180
Total current liabilities	13,949	2,180

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized; none issued or outstanding
Common stock, $0.0001 par value; 500,000,000
shares authorized; 20,655,199 shares issued
and outstanding	2,066	2,066
Additional paid-in capital	1,191,096	1,191,096
Accumulated deficit	(782,522)	(782,522)
Deficit accumulated during the exploration stage
period (January 1, 2007 through March 31, 2009)	(103,076)	(84,758)
Total stockholders’ equity	307,564	325,882

Total liabilities and stockholders’ equity	$ 321,513	$ 328,062

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Operations

For the Three Months Ended March 31, 2009 and 2008, and the Exploration Stage Period-January 1, 2007 through March 31, 2009

(unaudited)

					Exploration Stage Period
					January 1, 2007
					Through
		2009		2008	March 31, 2009
Operating expenses:
Legal fees		$125		$5,125	$26,740
Audit and audit related fees		16,416		13,091	58,747
General and administrative Office supplies and services		995 2,050		336 2,300	16,650 11,390
Operating expenses		19,586		20,852	113,527

Other income:
Interest income		1,268		2,267	10,451

Net loss		$(18,318)		$(18,585)	$(103,076)

Basic net loss per common share	$	Nil	$	Nil	$ Nil

Weighted average number of shares outstanding – basic		20,655,199		20,655,199

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

For the Three Months ended March 31, 2009 and 2008, and the Exploration Stage Period-January 1, 2007 through March 31, 2009

(unaudited)

			Exploration Stage Period January 1, 2007
	2009	2008	Through March 31, 2009
Cash flows from operating activities:
Net loss	$(18,318)	$(18,585)	$(103,076)
Change in:
Accounts payable	11,899	2,900	11,479
Accounts payable, related parties	(130)	(4,270)	(2,025)
Net cash used by operating activities	(6,549)	(19,955)	(93,622)

Cash flows from investing activities:
Purchase of certificate of deposit	(1,030)	-	(201,371)
Net cash used by investing activities	(1,030)	-	(201,371)

Cash flows from financing activities:
Issuance of common stock in private placement, net of offering costs	-	-	360,085
Issuance of common stock for warrant exercise	-	-	41,300
Net cash provided by financing activities	-	-	401,385

Net increase (decrease) in cash	(7,579)	(19,955)	106,392
Cash and cash equivalents at beginning of period	127,721	374,605	13,750
Cash and cash equivalents at end of period	$120,142	$354,650	$120,142

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

1.

Basis of Presentation

Our financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended December 31, 2009.

2.

Description of Business

Superior Mines Company was incorporated under the laws of the State of Idaho on January 22, 1962, and was established for the purposes of mineral exploration in the states of Idaho and Montana.  In 1964, the Company’s name was changed to Superior Silver Mines, Inc. (the Company).  The Company has been dormant for a number of years.  Due to the increase in the price of gold, silver and other metals over the past several years, management is reactivating the Company with the intention of investigating opportunities in the natural resource industry.

3.

Related Party Transaction

During the three months ended March 31, 2009, the Company incurred office expense of $2,050 from H.F. Magnuson & Company. H.F. Magnuson was the father of a director of the Company. At March 31, 2009 and December 31, 2008, the Company owed H.F. Magnuson & Company $2,050 and $2,180 respectively.

4.

New Accounting Pronouncement

In April 2009, FASB Staff Position (FSP) No. FAS 107-1/APB 28-1 was issued to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1/APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance is not expected to have a material impact on our financial statements.

5.

Commitments and Contingencies

Because the Company was historically engaged in the mineral exploration industry, the possibility exists that the Company may have environmental liabilities. Management has no knowledge of any actions by the Company that might give rise to such potential liabilities, and although the likelihood is deemed remote, and the amount and nature of any liabilities is impossible to estimate, there can be no assurance that the Company may not, at some future date, be deemed to have environmental liabilities.

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

Material Changes in Financial Condition and Results of Operations

There were no material changes in the Company’s financial condition from December 31, 2008 to March 31, 2009, and the Company’s results of operations for the three months ended March 31, 2009 and 2008 were materially the same for both interim periods.

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

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS (filed with this report)

Exhibit 31.1 and 31.2 –Certifications required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 and 32.2 - Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR SILVER MINES, INC.

(Registrant)

By:      /s/Thomas S. Smith

Thomas S. Smith, President and Director

Date:  May 13, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By         /s/Dennis O’Brien

Dennis O’Brien, Secretary and Principal Accounting Officer

Date:  May 13, 2009

9