Form 10-Q
period 2009-06-30
SUPERIOR SILVER MINES INC
filed 2009-08-14
CIK 95572

OMB APPROVAL
OMB Number: 3235-0416 Expires: July31, 2011 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:     000-53035

Superior Silver Mines, Inc.

(Exact name of registrant as specified in its charter)

Idaho	82-6008752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

413 Cedar Street, Wallace, ID	83873

(Address of principal executive offices)	(Zip Code)

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

At July 27, 2009, 20,655,199 common shares of the Company were outstanding.

SUPERIOR SILVER MINES, INC.

TABLE OF CONTENTS

Table of Contents

PART I.

3

ITEM 1.  FINANCIAL STATEMENTS

3

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

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

9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

ITEM 5. OTHER INFORMATION

9

ITEM 6. EXHIBITS (filed with this report)

9

PART I.

ITEM 1.  FINANCIAL STATEMENTS

Superior Silver Mines, Inc.
(An Exploration Stage Company)
Balance Sheets
June 30, 2009 (unaudited) and December 31, 2008
	June 30,
	2009	December 31,
	(unaudited)	2008
ASSETS

Current assets:
Cash and cash equivalents	$ 103,983	$ 127,721
Certificate of deposit	202,430	200,341

Total assets	$ 306,413	$ 328,062

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-related party	$ 2,680	$ 2,180
Total current liabilities	2,680	2,180

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized; none issued or outstanding
Common stock, $0.0001 par value; 500,000,000
shares authorized; 20,655,199 shares issued
and outstanding	2,066	2,066
Additional paid-in capital	1,191,096	1,191,096
Accumulated deficit	(782,522)	(782,522)
Deficit accumulated during the exploration stage
period (January 1, 2007 through June 30, 2009)	(106,907)	(84,758)
Total stockholders’ equity	303,733	325,882

Total liabilities and stockholders’ equity	$ 306,413	$ 328,062

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc. (An Exploration Stage Company) Statements of Operations - Unaudited

					Exploration
	Three Months Ended		Six Months Ended		Stage Period
	6/30/09	6/30/08	6/30/09	6/30/08	1/1/07-6/30/09
Operating expenses:
Legal fees	$ -	$ -	$ -	$ 5,125	$ 26,740
Accounting fees	2,301	5,483	18,717	18,574	61,048
General and administrative	2,716	2,687	5,885	5,322	30,755
Total operating expenses	5,017	8.170	24,602	29,021	118,543

Other income:
Interest income	1,185	1,526	2,453	3,792	11,636

Net loss	$ 3,832	$ 6,644	$ 22,149	$ 25,229	$ 106,907

Basic net loss per common share	$ Nil	$ Nil	$ Nil	$ Nil

Weighted average number of
shares outstanding-basic	20,655,199	20,654,399	20,655,199	20,654,399

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

For the Six Months ended June 30, 2009 and 2008, and the Exploration Stage Period-January 1, 2007 through June 30, 2009

(unaudited)

	2009	2008	Exploration Stage Period 1/1/07-6/30/09
Cash flows from operating activities:
Net loss	$(22,149)	$(25,229)	$(106,908)
Change in:
Accounts payable	-	(1,613)	(420)
Accounts payable, related parties	500	(5,320)	(1,395)
Net cash used by operating activities	(21,649)	(32,162)	(108,723)

Cash flows from investing activities:
Purchase of certificate of deposit	(2,089)	-	(202,429)
Net cash used by investing activities	(2,089)	-	(202,429)

Cash flows from financing activities:
Issuance of common stock in private placement, net of offering costs	-	-	360,085
Issuance of common stock for warrant exercise	-	-	41,300
Net cash provided by financing activities	-	-	401,385

Net increase (decrease) in cash	(23,738)	(32,162)	90,233
Cash and cash equivalents at beginning of period	127,721	374,605	13,750
Cash and cash equivalents at end of period	$103,983	$342,443	$103,983

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

3.

Related Party Transaction

During the six months ended June 30, 2009, the Company incurred office expense of $4,730 from H.F. Magnuson & Company. H.F. Magnuson was the father of a director of the Company. At June 30, 2009 and December 31, 2008, the Company owed H.F. Magnuson & Company $2,680 and $2,180 respectively.

4.

New Accounting Pronouncements

In April 2009, FASB Staff Position (FSP) No. FAS 107-1/APB 28-1 was issued to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim and annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods and is effective for periods ending after June 15, 2009. Adoption of this guidance did not have a material impact on our financial statements.

In May 2009, FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company has adopted SFAS 165 in its quarter ending June 30, 2009.  The adoption of this statement did not have a material effect on the Company's financial statements.

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

6.   Subsequent Events

For the period ended June 30, 2009, and through the filing date of August 14, 2009, there were no recognizable or non-recognizable subsequent events.

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

Material Changes in Financial Condition and Results of Operations

There were no material changes in the Company’s financial condition from December 31, 2008 to June 30, 2009, and the Company’s results of operations for the six months ended June 30, 2009 and 2008 were materially the same for both interim periods.

The Company will investigate opportunities in the natural resource industry and other business opportunities presented to it by persons or firms who, or which, desire to seek the perceived advantages of a publicly registered corporation.  The Company will not restrict its search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature.

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

Date:  August 14, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By         /s/Dennis O’Brien

Dennis O’Brien, Secretary and Principal Accounting Officer

Date:  August 14, 2009

10