Form 10-Q
period 2009-09-30
SUPERIOR SILVER MINES INC
filed 2009-11-16
CIK 95572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

At November 12, 2009, 20,955,199 common shares of the Company were outstanding.

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

9

ITEM 5. OTHER INFORMATION

9

ITEM 6. EXHIBITS (filed with this report)

9

PART I.

ITEM 1.  FINANCIAL STATEMENTS

Superior Silver Mines, Inc.
(An Exploration Stage Company)
Balance Sheets
September 30, 2009 (unaudited) and December 31, 2008
	September 30,
	2009	December 31,
	(unaudited)	2008
ASSETS

Current assets:
Cash and cash equivalents	$ 85,834	$ 127,721
Certificate of deposit	202,736	200,341

Total assets	$ 288,570	$ 328,062

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-related party	$ 1,260	$ 2,180
Total current liabilities	1,260	2,180

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized; none issued or outstanding
Common stock, $0.0001 par value; 500,000,000
shares authorized; 20,955,199 and 20,655,199 shares
issued and outstanding	2,096	2,066
Additional paid-in capital	1,206,066	1,191,096
Accumulated deficit	(782,522)	(782,522)
Deficit accumulated during the exploration stage
period (January 1, 2007 through September 30, 2009)	(138,330)	(84,758)
Total stockholders’ equity	287,310	325,882

Total liabilities and stockholders’ equity	$ 288,570	$ 328,062

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc. (An Exploration Stage Company) Statements of Operations - Unaudited
					Exploration
	Three Months Ended		Nine Months Ended		Stage Period
	9/30/09	9/30/08	9/30/09	9/30/08	1/1/07-9/30/09
Operating expenses:
Directors and officer fees	$ 18,000	$ -	$ 18,000	$ -	$ 18,000
Legal	10,000	4,518	10,125	9,643	36,740
Accounting	2,552	3,827	21,269	22,401	63,600
General and administrative	1,266	2,495	7,027	7,818	32,022
Total operating expenses	31,818	10,840	56,421	39,862	150,362

Other income:
Interest income	396	1,375	2,849	5,167	12,032

Net loss	$ 31,422	$ 9,465	$ 53,572	$ 34,695	$ 138,330

Basic net loss per common share	$ Nil	$ Nil	$ Nil	$ Nil

Weighted average number of
shares outstanding-basic	20,792,156	20,655,199	20,701,353	20,655,199

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

For the Nine Months ended September 30, 2009 and 2008,

and the Exploration Stage Period-January 1, 2007 through September 30, 2009

(unaudited)

	2009	2008	Exploration Stage Period 1/1/07-9/30/09
Cash flows from operating activities:
Net loss	$(53,572)	$(34,695)	$(138,330)
Common stock issued for directors’
and officer fees	15,000	-	15,000
Change in:
Accounts payable	-	(3,019)	(420)
Accounts payable, related parties	(920)	(4,370)	(2,815)
Net cash used by operating activities	(39,492)	(42,084)	(126,565)

Cash flows from investing activities:
Purchase of certificate of deposit	(2,395)	-	(202,736)
Net cash used by investing activities	(2,395)	-	(202,736)

Cash flows from financing activities:
Issuance of common stock in private placement, net of offering costs	-	-	360,085
Issuance of common stock for warrant exercise	-	-	41,300
Net cash provided by financing activities	-	-	401,385

Net increase (decrease) in cash	(41,887)	(42,084)	72,084
Cash and cash equivalents at beginning of period	127,721	374,605	13,750
Cash and cash equivalents at end of period	$85,834	$332,521	$85,834

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

3.

Related Party Transaction

During the nine months ended September 30, 2009, the Company incurred office expense of $5,990 from H.F. Magnuson & Company. H.F. Magnuson was the father of a director of the Company. At September 30, 2009 and December 31, 2008, the Company owed H.F. Magnuson & Company $1,260 and $2,180 respectively.

4.

New Accounting Pronouncements

In April 2009, the FASB issued authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. This guidance became effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted this guidance without a material effect on its financial position or results of operations.

In April 2009, the FASB amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the guidance without a material effect on its financial position or results of operations.

In April 2009, the FASB amended guidance to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded. It is effective for interim reporting periods ending after June 15, 2009, and was adopted without a material effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued authoritative guidance related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance became effective for the Company for interim or annual periods ending after June 15, 2009 and was adopted without a material effect on its financial position or results of operations.

4.

New Accounting Pronouncements, continued:

In June 2009, the FASB issued an update which establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification became effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on the Company’s financial position or results of operations.

5.

Equity

The Company issued 300,000 unregistered common shares on August 19, 2009. Five directors and one non-director officer each received 50,000 shares as fees for services. The shares were valued at $0.05 per share, for a total value of $15,000.

6.

Commitments and Contingencies

Because the Company was historically engaged in the mineral exploration industry, the possibility exists that the Company may have environmental liabilities. Management has no knowledge of any actions by the Company that might give rise to such potential liabilities. Although such likelihood is deemed remote and the amount and nature of any liabilities is impossible to estimate, there can be no assurance that the Company may not, at some future date, be deemed to have environmental liabilities.

7.   Subsequent Events

For the period ended September 30, 2009, and through the filing date of November 13, 2009, there were no recognizable or non-recognizable subsequent events.

8.

Fair Value Disclosures

As of September 30, 2009, the Company’s financial assets and liabilities, which include cash and cash equivalents, certificates of deposit, and accounts payable, have carrying values which approximate fair value computed using Level 1 inputs. The Company has no non-financial assets or liabilities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Some sections of this management’s discussion and analysis of financial condition and results of operations may contain forward-looking statements, which may include statements concerning plans, objectives, goals, strategies, future events or performance and assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.  The forward-looking statements are based upon various assumptions, and although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to risks and uncertainties, some of which are beyond our control, and difficult to predict.  Actual results could differ materially from those expressed in forward-looking statements.   Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s view as of the date of this report.

Material Changes in Financial Condition and Results of Operations

There were no material changes in the Company’s financial condition from December 31, 2008 to September 30, 2009, and the Company’s results of operations for the nine months ended September 30, 2009 and 2008 were materially the same for both interim periods.

The Company may investigate opportunities in the natural resource industry and other business opportunities presented to it by persons or firms who, or which, desire to seek the perceived advantages of a publicly registered corporation.  The Company will not restrict its search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature.

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

Legal Proceedings

None

ITEM 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds

The Company issued 300,000 unregistered common shares on August 19, 2009, to five directors and one non-director officer. Each individual received 50,000 shares as fees for services. The shares were valued at $0.05 per share, for a total value of $15,000. These shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.

Defaults Upon Senior Securities

None

ITEM 4.

Submission Of Matters To A Vote Of Security Holders

None

ITEM 5.

Other Information

None

ITEM 6.

Exhibits (filed with this report)

Exhibits 31.1 and 31.2 –Certifications required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits 32.1 and 32.2 - Certifications required by 18 U.S.C. Section 1350, under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR SILVER MINES, INC.

(Registrant)

By:      /s/Thomas S. Smith

Thomas S. Smith, President and Director

Date:  November 13, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By         /s/Dennis O’Brien

Dennis O’Brien, Secretary and Principal Accounting Officer

Date:  November 13, 2009

10