Form 10-K
period 2009-12-31
SUPERIOR SILVER MINES INC
filed 2010-03-15
CIK 95572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.03 per share on June 30, 2009, was approximately $421,000. For purposes of this disclosure, shares of stock held by persons who hold more than 5% of the outstanding shares of common stock, and shares held by officers and directors of the Registrant have been excluded, because such persons may be deemed to be affiliates.

The number of outstanding shares of the Registrant’s par value $0.001 common stock on February 1, 2010, was 20,955,199.

Table of Contents

PART I

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

5

Item  8.  Financial  Statements

6

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial

15

PART III

Item 10. Directors, Executive Officers and Corporate Governance

17

Item 11. Executive Compensation

18

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

18

Item 13.  Certain Relationships and Related Transactions

18

Item 14. Principal Accountant Fees and Services

19

PART IV

Item 15.  Exhibits

19

SIGNATURES

20

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2009

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

Form 10K December 31, 2009

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

Item 1B. Unresolved Staff Comments

Not applicable, as the Company is a smaller reporting company, and is not required to provide the information required by this item, however there were no unresolved staff comments during the year ended December 31, 2009.

Item 2.  Properties

The Company maintains one unpatented lode mining claim, # IMC39643, claim name-Abbatoir, which is leased to U.S. Silver Corporation. The Company presently receives no income from this lease.

Item 3.  Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2009.

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2009

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

a)

Market information.  The Company’s common stock began being quoted on the NASDAQ Supervised OTC Bulletin Board on January 4, 2008, and was formerly traded on the over-the-counter markets in the Pink Sheets.  The following table sets forth the range of high and low bid prices as reported by the OTC Bulletin Board under the symbol ‘SSVM’ for the years ended December 31, 2009 and 2008.  These bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2009		2008
	High	Low	High	Low
First Quarter	$0.15	$0.15	$0.25	$0.18
Second Quarter	0.15	0.03	0.25	0.17
Third Quarter	0.15	0.03	0.25	0.17
Fourth Quarter	0.15	0.02	0.15	0.10

b)

As of February 1, 2010, there were approximately 1,395 holders of record of the Company’s common stock.

c)

The Company has paid no dividends and has no plans to pay dividends in the foreseeable future, even if funds are available, as to which there is no assurance.  There are no restrictions on the Company's ability to pay dividends.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had cash of approximately $266,000 at December 31, 2009. During the years ended December 31, 2009 and 2008, the Company used approximately $62,000 and $46,500 of cash, respectively, for operating activities. Management believes that the Company can satisfy its cash requirements for the next twelve months.

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2009

Item  8.  Financial  Statements

A PROFESSIONAL SERVICES FIRM

Certified Public Accountants
Business Consultants

dm-t
decoria · maichel · teague

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Superior Silver Mines, Inc.

We have audited the accompanying balance sheets of Superior Silver Mines, Inc. (An Exploration Stage Company) ("the Company") as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period of exploration stage (January 1, 2007) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Silver Mines, Inc. as of December 31, 2009 and 2008, and the results of its operations and their cash flows for the years then ended and for the period of exploration stage (January 1, 2007) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington

March 3, 2010

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2009

Superior Silver Mines, Inc. (An Exploration Stage Company) Balance Sheets December 31, 2009 and 2008

	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$266,245	$127,721
Certificate of deposit	-	200,341
Total current assets	266,245	328,062
Total assets	$266,245	$328,062

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, related parties	$1,125	$2,180
Total current liabilities	1,125	2,180
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000
shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 500,000,000
shares authorized; 20,955,199 and 20,655,199 shares
issued and outstanding, respectively	2,096	2,066
Additional paid-in capital	1,206,066	1,191,096
Accumulated deficit	(782,522)	(782,522)
Deficit accumulated during the exploration stage	(160,520)	(84,758)
Total stockholders’ equity	265,120	325,882

Total liabilities and stockholders’ equity	$266,245	$328,062

The accompanying notes are an integral part of these financial statements.

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2009

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Operations

For the Years ended December 31, 2009 and 2008

 and the Exploration Stage Period

 January 1, 2007 through December 31, 2009

					Exploration
					Stage Period
					1/1/07 –
		2009		2008	12/31/09
Operating expenses:
Directors and officers’ fees		$18,000		$-	$18,000
Legal fees		25,879		9,643	52,494
Audit and accounting		25,704		25,291	68,035
General and administrative		2,275		2,070	17,930
Office services		7,115		8,480	16,455
Total expenses		78,973		45,484	172,914

Other income:
Interest income		3,211		6,351	12,394
Total other income		3,211		6,351	12,394

Net loss		$(75,762)		$(39,133)	$(160,520)

Net loss per common share	$	Nil	$	Nil

Weighted average common shares
outstanding-basic		20,765,336		20,655,199

The accompanying notes are an integral part of these financial statements.

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2009

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity

For the Years ended December 31, 2009 and 2008

 and the Exploration Stage Period

 January 1, 2007 through December 31, 2009

			Additional		Deficit
			Paid-In		Accumulated	Total
	Common Stock		Capital	Accumulated	Exploration	Stockholders’
	Shares	Amount	(Discount)	Deficit	Stage	Equity
Balances, December 31, 2006	9,813,949	981,395	(189,618)	(782,522)		9,255
Common stock:
Change in par value from
$0.10 to $0.0001		(980,414)	980,414
Issued for cash at $0.04 per
share in private placement,
net of offering costs	10,325,000	1,033	359,052			360,085
Issued for warrant exercise
at $0.08 per share	516,250	52	41,248			41,300
Net loss					(45,625)	(45,625)
Balances, December 31, 2007	20,655,199	2,066	1,191,096	(782,522)	(45,625)	365,015
Net loss	-	-	-	-	(39,133)	(39,133)
Balances, December 31, 2008	20,655,199	2,066	1,191,096	(782,522)	(84,758)	325,882
Common stock:
Issued for directors’ and
officers’ fees	300,000	30	14,970			15,000
Net loss					(75,762)	(75,762)
Balances, December 31, 2009	20,955,199	$2,096	$1,206,066	$(782,522)	$(160,520)	$265,120

The accompanying notes are an integral part of these financial statements.

SUPERIOR SILVER MINES, INC.

Form 10K December 31, 2009

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

For the Years ended December 31, 2009 and 2008, and

 the Exploration Stage Period January 1, 2007

 through December 31, 2009

			Exploration
			Stage Period
			1/1/07-
	2009	2008	12/31/09
Cash flows from operating activities:
Net loss	$(75,762)	$(39,133)	$(160,520)
Common stock issued for directors’ and
officers’ fees	15,000	-	15,000
Changes in assets and liabilities:
Accounts payable	-	(3,020)	(420)
Accounts payable-related party	(1,055)	(4,390)	(2,950)
Net cash used by operating activities	(61,817)	(46,543)	(148,890)

Cash flows from investing activities:
Maturity (purchase) of certificate of deposit	200,341	(200,341)	-
Net cash provided (used) by investing activities	200,341	(200,341)	-

Cash flows from financing activities:
Issuance of common stock in private placement,
net of offering costs	-	-	360,085
Issuance of common stock for warrant exercise		-	41,300
Net cash provided by financing activities	-	-	401,385

Net increase (decrease) in cash and cash equivalents	138,524	(246,884)	252,495
Cash and cash equivalents, beginning of period	127,721	374,605	13,750
Cash and cash equivalents, end of period	$266,245	$127,721	$266,245

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

Notes to Financial Statements

1.   Description of Business

Superior Mines Company was incorporated under the laws of the State of Idaho on January 22, 1962, and was established for the purpose of mineral exploration in the states of Idaho and Montana.  In 1964, the Company’s name was changed to Superior Silver Mines, Inc. (“the Company”). The Company has been dormant for a number of years. Due to the increase in the price of gold, silver, and other metals over the past several years, management is reactivating the Company with the intention of investigating opportunities in the natural resource industry.

2.   Summary of Significant Accounting Policies

Exploration Stage Company

The Company’s financial statements are prepared in accordance with accounting guidance for development stage entities, as it devotes substantially all its efforts looking for opportunities that will eventually provide sufficient net profits to sustain the Company’s existence. Until such opportunities are found, the Company will continue to prepare its financial statements in accordance with entities in the exploration stage.

Cash Equivalents

Highly liquid short-term investments, with a remaining maturity when purchased of three months or less, are classified as cash equivalents.

Investments

Investments with original maturities greater than three months and with maturities less than one year from the balance sheet date are considered short-term investments.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, which includes cash and certificate of deposits, approximated their fair values at December 31, 2009 and 2008.

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

Fair Value Measurements

Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability at the “exit price,” in an orderly transaction between market participants as the measurement date. Accounting guidance has established a hierarchy of assets that are measured at fair value. Level 1 assets have quoted prices in active markets for identical assets or liabilities, Level 2 have significant other observable inputs, and Level 3 have significant unobservable inputs.

Superior Silver Mines, Inc.

Notes to Financial Statements, continued:

2.   Summary of Significant Accounting Policies, continued:

Share Based Compensation

All transactions in which common shares of the Company are issued for services are accounted for based on the market value of the shares on the date of issuance.

Net Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year, and does not include the impact of any potentially dilutive common stock equivalents. Potential common shares are not included in the computation of loss per share, if their effect is antidilutive. At December 31, 2009 and 2008, the Company had no potential common shares, and only basic loss per share is reported for the years then ended.

Income Taxes

The Company accounts for income taxes using the liability approach for financial accounting and income tax reporting based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns, and found no positions that would require a liability for unrecognized income tax benefits to be recognized.  The Company is subject to possible tax examinations for the years 2007 through 2009.

Reclamation and Remediation

The Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Such costs would be based on management’s estimate of amounts expected to be incurred when remediation work is performed.

3.  Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2009 or 2008. Net deferred tax assets consist primarily of net operating loss ("NOL") carryforwards. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income in the near term. Due to the uncertainty of future earnings, management is unable to predict whether these net deferred tax assets will be realized and, accordingly, has recorded a full valuation allowance against these assets.

Federal and state NOL carryforwards of approximately $847,000 for income tax purposes are available to offset future taxable income and began to expire in varying amounts in 2009.  In accordance with Internal Revenue Code Section 382, pre-2007 net operating loss carryovers will be limited to approximately $32,000 per year, due to the significant ownership change during 2007.

Superior Silver Mines, Inc.

Notes to Financial Statements, continued:

3.  Income Taxes, continued:

The following is a summary of the significant components of the Company's deferred tax assets as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating losses	$338,000	$308,000
Less valuation allowance	(338,000)	(308,000)
Deferred tax asset—net	$—	$—

The reconciliation of the federal and state statutory rates to the Company's effective tax rate is as follows:

	Years Ended December 31,
	2009	2008
Tax provision at the statutory federal rate	34%	34%
State income taxes, net of federal income tax benefit	6%	6%
Valuation allowance	(40%)	(40%)
Effective tax rate	0%	0%

4.  Stockholders’ Equity

Directors’ and Officers’ Compensation

The Company issued 300,000 unregistered common shares in August 2009, and $500 each, to five directors and one non-director officer.  Each received 50,000 shares as fees for services, which were valued at $0.05 per share, for a total value of $15,000.

5. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash totaling $266,245 at December 31, 2009, and cash and a certificate of deposit (“CD”) totaling $328,062 at December 31, 2008. The CD matured in December 2009, and carried an annual interest rate of 2.08%. The Company’s cash is held at Wells Fargo Bank, NA, and is insured by the FDIC up to $250,000.

6.  Related Party Transactions

For the years ended December 31, 2009 and 2008, the Company expensed office related services amounting to $7,115 and $7,910, respectively, to H.F. Magnuson & Company. H.F. Magnuson, deceased, was the father of a director of the Company. The related party payable to H. F. Magnuson & Company was $1,125 and $2,180 at December 31, 2009 and 2008, respectively.

Superior Silver Mines, Inc.

Notes to Financial Statements, continued:

7. Commitments and Contingencies

Because the Company historically engaged in mineral exploration, the possibility exists that the Company may have environmental liabilities. Management has no knowledge of any such potential liabilities, but there can be no assurance that the Company may not, at some future date, be deemed to have environmental liabilities, although the likelihood of such is deemed remote, and the amount and nature of any liabilities is impossible to estimate.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial

             Disclosure

None

Item 9A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

At December 31, 2009, the Company's President and Secretary evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that is files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based on that evaluation, they concluded that disclosure controls and procedures were not effective at December 31, 2009, because of the material weakness described below. Notwithstanding the existence of the material weaknesses, management concluded that the financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company’s published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a significant deficiency that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published. In its assessment of the effectiveness in internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weakness, as described below:

We have not assessed our control environment or entity-level controls. Due to time and staff constraints, we did not perform an assessment of our control environment or entity-level controls in accordance with COSO standards. Additionally, we have not re-tested the operating effectiveness of our controls over financial reporting at December 31, 2009, as we did at December 31, 2008, at which time we determined that our controls were effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting, continued:

Due to this material weakness at December 31, 2009, management concluded that our internal control over financial reporting was not effective at December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

The President and Secretary conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended December 31, 2009.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registrant	Expiration of Term
Thomas S. Smith	85	President, Director	Annual meeting
H. James Magnuson	57	Vice President, Director	Annual meeting
Dennis O’Brien	48	Secretary, Principal Acctg Officer
Terrence J. Dunne	61	Director	Annual meeting
Arthur P. Dammarell Dale B. Lavigne	66 78	Director Director	Annual meeting Annual meeting

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

Terrence J. Dunne: For more than the past five years, Mr. Dunne has operated as a business consultant through his company, Terrence J. Dunne & Associates. Mr. Dunne received his BS, MBA, and Masters in Taxation degrees from Gonzaga University. Mr. Dunne presently serves as a director and President of Gold Crest Mines, Inc., and as a director of Rock Energy Resources, Inc. Since 2009, Mr. Dunne has been President and a Director of Silver Butte Co., Inc.

Arthur P. Dammarell: From 2000 through March 2006, Mr. Dammarell was the principal financial officer of Nova Oil, Inc. (now Nova Biosource Fuels, Inc.). He received his BA degree in Urban and Regional Planning from Eastern Washington University.

Dale B. Lavigne: Mr. Lavigne received his BS degree in Pharmacy from the University of Montana, and has been Chairman and a director for more than the past 50 years of Osburn Drug Company, a chain of retail/drug stores in North Idaho. Mr. Lavigne is a director of Daybreak Oil & Gas, Inc., and served as President from 1989 to 2004. He is the former Chairman of First National Bank of North Idaho, a former member of the Gonzaga University Board of Regents, former President of the Silver Valley Economic Development Corporation, and a current member of the Governor’s Task Force on Rural Idaho.

Item 10. Directors, Executive Officers and Corporate Governance, continued:

The Board of Directors has no standing audit, nominating or compensation committees, as the entire board performs the function of each of these committees. The Company adopted a Code of Ethics in early 2010 for its President and Senior Financial Officers.

Item 11. Executive Compensation

During the year ended December 31, 2009, each director, and the one officer who is not a director, received 50,000 common shares, which were valued at $0.05 per share, amounting to $15,000. In addition, each individual was paid $500 cash. No officers or directors were compensated by the Company for the year ended December 31, 2008, for work performed that is required to be reported. In addition, the Company provided no stock options, warrants, or stock appreciation rights, and there are no employment contracts or incentive pay agreements with any officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)

Security ownership of certain beneficial owners:

At February 1, 2010, one person of record, other than management, owned more than 5% of the Company's common stock as follows:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common	Estate of H. F. Magnuson(2)	2,160,000 direct	10.31
(1) Based upon 20,955,199 total common shares outstanding at February 1, 2010 (2) H. F. Magnuson, who passed away in January 2009, was the father of H. James Magnuson, a director

(b)

Security Ownership of Management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common	H. James Magnuson	1,811,114 (2)	8.64
Common	Thomas S. Smith	1,144,000	5.46
Common	Arthur P. Dammarell	525,500	2.51
Common	Dennis O’Brien	190,000	0.91
Common Common	Terrence J. Dunne Dale B. Lavigne	952,134 125,000	4.54 0.60
Common	Directors and Executive Officers as a Group	4,747,748	22.66

(1)  Based upon 20,955,199 total common shares outstanding as of February 1, 2010

(2)   Includes 1,368,891 shares held in trust for the benefit of Mr. Magnuson’s relatives. As trustee, Mr. Magnuson has the power to vote such shares, but disclaims any beneficial ownership in the shares.

(c)

No arrangements are in place for a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit and the reviews of the Company’s financial statements in 2009 and 2008 were $18,241 and $14,321, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two fiscal years, the Company incurred no fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

PART IV

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

Date:  March 12, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Dennis O’Brien

Dennis O’Brien, Secretary

Date:  March 12, 2010

20