Form 10-Q
period 2010-03-31
SUPERIOR SILVER MINES INC
filed 2010-05-14
CIK 95572

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the quarterly period ended March 31, 2010

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

Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At April 30, 2010, 20,955,199 shares of the Company’s common stock were outstanding.

SEC 1296 (03-10) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

SUPERIOR SILVER MINES, INC.

(An Exploration Stage Company)

Table of Contents

PART I

Item 1. Financial Statements

Balance Sheets – March 31, 2010 and December 31, 2009…………............................

3

Statements of Operations – For the Three Months Ended March 31, 2010 and

 2009 and the Exploration Stage Period January 1, 2007 through March 31, 2010……

4

Statements of Cash Flows – For the Three Months Ended March 31, 2010 and

 2009, and the Exploration Stage Period January 1, 2007 through March 31, 2010……

5

Notes to the Financial Statements………………………………………………………

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of

Operations………………………………………………………………………....

7

Item 3. Quantitative and Qualitative Disclosures about Market Risk……………………….

8

Item 4. Controls and Procedures…………………………………………………………….

8

PART II

Item 1. Legal Proceedings……………………………………………………………………

8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds……………………….

8

Item 3. Defaults upon Senior Securities……………………………………………………..

8

Item 4. Submissions of Matters to A Vote of Security Holders……………………………..

8

Item 5. Other Information……………………………………………………………………

8

Item 6. Exhibits……………………………………………………..……………………….

8

Signatures……………………………………………………………………………………

9

PART I.

ITEM 1.  FINANCIAL STATEMENTS

Superior Silver Mines, Inc.
(An Exploration Stage Company)
Balance Sheets
March 31, 2010 (unaudited) and December 31, 2009
	March 31,
	2010	December 31,
	(unaudited)	2009
ASSETS

Current assets:
Cash and cash equivalents	$ 255,245	$ 266,245

Total assets	$ 255,245	$ 266,245

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 4,500	$ -
Accounts payable-related party	1,760	1,125
Total liabilities	6,260	1,125

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized; none issued or outstanding
Common stock, $0.0001 par value; 500,000,000
shares authorized; 20,955,199 shares issued
and outstanding	2,096	2,096
Additional paid-in capital	1,206,066	1,206,066
Accumulated deficit	(782,522)	(782,522)
Deficit accumulated during the exploration stage
period (January 1, 2007 through March 31, 2010)	(176,655)	(160,520)
Total stockholders’ equity	248,985	265,120

Total liabilities and stockholders’ equity	$ 255,245	$ 266,245

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Operations

For the Three Months Ended March 31, 2010 and 2009, and the Exploration Stage Period-

January 1, 2007 through March 31, 2010 (unaudited)

					Exploration Stage Period
					January 1, 2007
					Through
		2010		2009	March 31, 2010
Operating expenses:
Directors and officers’ fees		$-		$-	$18,000
Legal fees		150		125	52,644
Audit and audit related fees		14,180		16,416	82,215
General and administrative Office services		272 1,760		995 2,050	18,202 18,215
Operating expenses		16,362		19,586	189,276

Other income:
Interest income		227		1,268	12,621

Net loss		$(16,135)		$(18,318)	$(176,655)

Basic net loss per common share	$	Nil	$	Nil	$ Nil

Weighted average number of shares outstanding – basic		20,955,199		20,655,199

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

For the Three Months ended March 31, 2010 and 2009, and the Exploration Stage

Period-January 1, 2007 through March 31, 2010 (unaudited)

			Exploration Stage Period January 1, 2007
	2010	2009	Through March 31, 2010
Cash flows from operating activities:
Net loss	$(16,135)	$(18,318)	$(176,655)
Common stock issued for directors’ and
officers’ fees	-	-	15,000
Change in:
Accounts payable	4,500	11,899	4,080
Accounts payable, related parties	635	(130)	(2,315)
Net cash used by operating activities	(11,000)	(6,549)	(159,890)

Cash flows from investing activities:
Purchase of certificate of deposit	-	(1,030)	-
Net cash used by investing activities	-	(1,030)	-

Cash flows from financing activities:
Issuance of common stock in private placement, net of offering costs	-	-	360,085
Issuance of common stock for warrant exercise	-	-	41,300
Net cash provided by financing activities	-	-	401,385

Net increase (decrease) in cash	(11,000)	(7,579)	241,495
Cash and cash equivalents at beginning of period	266,245	127,721	13,750
Cash and cash equivalents at end of period	$255,245	$120,142	$255,245

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

1.

Basis of Presentation

Our financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended December 31, 2010.

2.

Description of Business

Superior Mines Company was incorporated under the laws of the State of Idaho on January 22, 1962, and was established for the purposes of mineral exploration in the states of Idaho and Montana.  In 1964, the Company’s name was changed to Superior Silver Mines, Inc. (the Company. The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who, or which, desire to seek the perceived advantages of a publicly registered corporation.  The Company will not restrict its search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature.

3.

Related Party Transaction

During the three months ended March 31, 2010, the Company incurred office expense of $1,760 from H.F. Magnuson & Company. H.F. Magnuson, deceased, was the father of a director of the Company. At March 31, 2010 and December 31, 2009, the Company owed H.F. Magnuson & Company $1,760 and $1,125 respectively.

4.

Fair Value Disclosures

As of March 31, 2010, the Company’s financial assets and liabilities, which include cash and cash equivalents and accounts payable, have carrying values which approximate fair value, computed using Level 1 inputs. The Company has no non-financial assets or liabilities.

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

Material Changes in Financial Condition and Results of Operations

There were no material changes in the Company’s financial condition during the quarter ended March 31, 2010, and the Company’s results of operations for the three months ended March 31, 2010 and 2009 were materially the same for both interim periods.

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

Date:  May 12, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By         /s/Dennis O’Brien

Dennis O’Brien, Secretary and Principal Accounting Officer

Date:  May 12, 2010

9