Form 10-Q
period 2010-06-30
SUPERIOR SILVER MINES INC
filed 2010-08-13
CIK 95572

OMB APPROVAL
OMB Number: 3235-0416 Expires: July 31, 2011 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

At August 11, 2010, 20,955,199 common shares of the Company were outstanding.

SUPERIOR SILVER MINES, INC.

TABLE OF CONTENTS

Table of Contents

PART I. FINANCIAL INFORMATION

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

8

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

8

ITEM 4. REMOVED AND RESERVED

8

ITEM 5. OTHER INFORMATION

8

ITEM 6. EXHIBITS (filed with this report)

8

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Superior Silver Mines, Inc.
(An Exploration Stage Company)
Balance Sheets
June 30, 2010 (unaudited) and December 31, 2009
	June 30,
	2010	December 31,
	(unaudited)	2009
ASSETS

Current assets:
Cash and cash equivalents	$ 246,572	$ 266,245

Total assets	$ 246,572	$ 266,245

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-related party	$ 1,060	$ 1,125
Total liabilities	1,060	1,125

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized; none issued or outstanding
Common stock, $0.0001 par value; 500,000,000
shares authorized; 20,955,199 shares issued
and outstanding	2,096	2,096
Additional paid-in capital	1,206,066	1,206,066
Accumulated deficit	(782,522)	(782,522)
Deficit accumulated during the exploration stage
period (January 1, 2007 through June 30, 2010)	(180,128)	(160,520)
Total stockholders’ equity	245,512	265,120

Total liabilities and stockholders’ equity	$ 246,572	$ 266,245

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc. (An Exploration Stage Company) Statements of Operations - Unaudited

					Exploration
	Three Months Ended		Six Months Ended		Stage Period
	6/30/10	6/30/09	6/30/10	6/30/09	1/1/07-6/30/10
Operating expenses:
Directors’ and officers’ fees	$ -	$ -	$ -	$ -	$ 18,000
Legal fees	-	-	150	-	52,644
Audit and related fees	2,329	2,301	16,509	18,717	84,544
General and administrative	267	36	540	3,835	18,469
Office services	1,060	2,680	2,820	2,050	19,275
Total operating expenses	3,656	5,017	20,019	24,602	192,932

Other income:
Interest income	183	1,185	411	2,453	12,804

Net loss	$ 3,473	$ 3,832	$ 19,608	$ 22,149	$ 180,128

Basic net loss per common share	$ Nil	$ Nil	$ Nil	$ Nil

Weighted average number of
shares outstanding-basic	20,955,199	20,655,199	20,955,199	20,655,199

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

For the Six Months ended June 30, 2010 and 2009, and the Exploration Stage Period-January 1, 2007 through June 30, 2010

(unaudited)

	2010	2009	Exploration Stage Period 1/1/07-6/30/10
Cash flows from operating activities:
Net loss	$(19,608)	$(22,149)	$(180,128)
Common stock issued for directors’ and
officers’ fees	-	-	15,000
Change in:
Accounts payable	-	-	(420)
Accounts payable, related parties	(65)	500	(3,015)
Net cash used by operating activities	(19,673)	(21,649)	(168,563)

Cash flows from investing activities:
Purchase of certificate of deposit	-	(2,089)	-
Net cash used by investing activities	-	(2,089)	-

Cash flows from financing activities:
Issuance of common stock in private placement, net of offering costs	-	-	360,085
Issuance of common stock for warrant exercise	-	-	41,300
Net cash provided by financing activities	-	-	401,385

Net increase (decrease) in cash	(19,673)	(23,738)	232,822
Cash and cash equivalents at beginning of period	266,245	127,721	13,750
Cash and cash equivalents at end of period	$246,572	$103,983	$246,572

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

2.

Description of Business

Superior Mines Company was incorporated under the laws of the State of Idaho on January 22, 1962, and was established for the purposes of mineral exploration in the states of Idaho and Montana.  In 1964, the Company’s name was changed to Superior Silver Mines, Inc. (the Company).  The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who, or which, seek the perceived advantages of a publicly registered corporation.  The Company will not restrict its search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature.

3.

Related Party Transaction

During the six months ended June 30, 2010, the Company incurred office expense of $2,820 from H.F. Magnuson & Company. H.F. Magnuson, deceased, was the father of a director of the Company. At June 30, 2010 and December 31, 2009, the Company owed H.F. Magnuson & Company $1,060 and $1,125, respectively.

4.

Fair Value Disclosures

As of June 30, 2010, the Company’s financial assets and liabilities, which include cash and cash equivalents and accounts payable, have carrying values which approximate fair value, computed using Level 1 inputs. The Company has no non-financial assets or liabilities.

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

Material Changes in Financial Condition and Results of Operations

There were no material changes in the Company’s financial condition during the quarter ended June 30, 2010, and the Company’s results of operations for the six months ended June 30, 2010 and 2009, were materially the same for both interim periods.

The Company’s purpose is to seek, investigate, and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who, or which, seek the perceived advantages of a publicly registered corporation.  The Company will not restrict its search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature.

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

REMOVED AND RESERVED.

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

Date:  August 13, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By         /s/Dennis O’Brien

Dennis O’Brien, Secretary and Principal Accounting Officer

Date:  August 13, 2010

9