Form 10-Q
period 2010-09-30
SUPERIOR SILVER MINES INC
filed 2010-11-10
CIK 95572

OMB APPROVAL
OMB Number: 3235-0416 Expires: July 31, 2011 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

At November 11, 2010, 20,955,199 common shares of the Company were outstanding.

SUPERIOR SILVER MINES, INC.

TABLE OF CONTENTS

Table of Contents

PART I.

3

ITEM 1.  FINANCIAL STATEMENTS

3

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Financial Statements

6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

7

ITEM 4.  CONTROLS AND PROCEDURES

7

PART II – OTHER INFORMATION

8

ITEM 1.

LEGAL PROCEEDINGS

8

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

8

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

8

ITEM 4.

REMOVED AND RESERVED

8

ITEM 5.

OTHER INFORMATION

8

ITEM 6.

EXHIBITS (FILED WITH THIS REPORT)

8

SIGNATURES

9

PART I.

ITEM 1.  FINANCIAL STATEMENTS

Superior Silver Mines, Inc.
(An Exploration Stage Company)
Balance Sheets
September 30, 2010 (unaudited) and December 31, 2009
	September 30,
	2010	December 31,
	(unaudited)	2009
ASSETS

Current assets:
Cash and cash equivalents	$ 242,451	$ 266,245

Total assets	$ 242,451	$ 266,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable-related party	$ 980	$ 1,125
Total current liabilities	980	1,125

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized; none issued or outstanding
Common stock, $0.0001 par value; 500,000,000
shares authorized; 20,955,199 shares issued
and outstanding	2,096	2,096
Additional paid-in capital	1,206,066	1,206,066
Accumulated deficit	(782,522)	(782,522)
Deficit accumulated during the exploration stage
period (January 1, 2007 through September 30, 2010)	(184,169)	(160,520)
Total stockholders’ equity	241,471	265,120

Total liabilities and stockholders’ equity	$ 242,451	$ 266,245

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc. (An Exploration Stage Company) Statements of Operations - Unaudited
					Exploration
	Three Months Ended		Nine Months Ended		Stage Period
	9/30/10	9/30/09	9/30/10	9/30/09	1/1/07-9/30/10
Operating expenses:
Directors and officer fees	$ -	$ 18,000	$ -	$ 18,000	$ 18,000
Legal	-	10,000	150	10,125	52,644
Accounting	2,230	2,552	18,739	21,269	86,774
General and administrative	1,014	6	1,553	1,037	19,483
Office services	980	1,260	3,800	5,990	20,255
Total operating expenses	4,224	31,818	24,242	56,421	197,156

Other income:
Interest income	183	396	593	2,849	12,987

Net loss	$ 4,041	$ 31,422	$ 23,649	$ 53,572	$ 184,169

Basic net loss per common share	$ Nil	$ Nil	$ Nil	$ Nil

Weighted average number of
shares outstanding-basic	20,955,199	20,792,156	20,955,199	20,701,353

The accompanying notes are an integral part of these financial statements.

Superior Silver Mines, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

For the Nine Months ended September 30, 2010 and 2009,

and the Exploration Stage Period-January 1, 2007 through September 30, 2010

(unaudited)

	2010	2009	Exploration Stage Period 1/1/07-9/30/10
Cash flows from operating activities:
Net loss	$(23,649)	$(53,572)	$(184,169)
Common stock issued for directors’
and officer fees	-	15,000	15,000
Change in:
Accounts payable	-	-	(420)
Accounts payable, related parties	(145)	(920)	(3,095)
Net cash used by operating activities	(23,794)	(39,492)	(172,684)

Cash flows from investing activities:
Purchase of certificate of deposit	-	(2,395)	-
Net cash used by investing activities	-	(2,395)	-

Cash flows from financing activities:
Issuance of common stock in private placement, net of offering costs	-	-	360,085
Issuance of common stock for warrant exercise	-	-	41,300
Net cash provided by financing activities	-	-	401,385

Net increase (decrease) in cash	(23,794)	(41,887)	228,701
Cash and cash equivalents at beginning of period	266,245	127,721	13,750
Cash and cash equivalents at end of period	$242,451	$85,834	$242,451

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

3.

Related Party Transaction

During the nine months ended September 30, 2010, the Company incurred office expense of $3,800 from H.F. Magnuson & Company. H.F. Magnuson, deceased, was the father of a director of the Company. At September 30, 2010 and December 31, 2009, the Company owed H.F. Magnuson & Company $980 and $1,125, respectively.

4.

Fair Value Disclosures

On September 30, 2010, the Company’s financial assets and liabilities, which included cash and cash equivalents and accounts payable, had carrying values which approximated fair value. The Company had no non-financial assets or liabilities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Cautionary Statement

Some sections of this MD&A may contain forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by the Company, or on our behalf, may include forward-looking statements, which reflect current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.  The forward-looking statements in this document are based upon assumptions, and although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict.  Actual results could differ materially from those expressed in forward-looking statements.   Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this report.

Material Changes in Financial Condition and Results of Operations

There were no material changes in the Company’s financial condition during the quarter ended September 30, 2010, and the Company’s results of operations for the three and nine month periods ended September 30, 2010 and 2009, were materially the same for comparable interim periods.

The Company’s purpose is to seek, investigate, and, if such investigation warrants, acquire an interest in a business opportunity presented to it by persons or firms who, or which, seek the perceived advantages of a publicly registered corporation.  The Company will not restrict its search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature.

During the next twelve months, the Company expects to be able to satisfy its cash requirements, and does not foresee the need to raise additional capital during this period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating these controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures at September 30, 2010, and concluded that its disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

REMOVED AND RESERVED

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

Date:  November 4, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By         /s/Dennis O’Brien

Dennis O’Brien, Secretary and Principal Accounting Officer

Date:  November 4, 2010

9