Form 10-K
period 2010-12-31
CLEAN WIND ENERGY TOWER, INC.
filed 2011-04-12
CIK 95572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-53035

CLEAN WIND ENERGY TOWER, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-6008752
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1997 Annapolis Exchange Parkway, Annapolis, MD	21401
(Address of Principal Executive Offices)	(Zip Code)

(410) 972-4713
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	Over the Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

The aggregate market value of the voting Common Stock held by non-affiliates (based upon the closing sale price of $0.05 per share on the (Over the Counter Bulletin Board) of the registrant as of June 30, 2010: $1,383,754.

Number of issued and outstanding shares of the registrant’s par value $0.0001 common stock as of March 30, 2011: 321,155,199.

CLEAN WIND ENERGY TOWER, INC.
FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "Annual Report") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plan and objectives for future operations and any statement of assumptions underlying any of the foregoing.

In light of the significant uncertainties inherent in the forward-looking statements made in this Annual Report, particularly in view of the Company’s early stage of operations, the inclusion of this information should not be regarded as a representation by the Company or any other person that its objectives, future results, levels of activity, performance or plans will be achieved. These statements are further qualified by important factors that could cause actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, the following:

•	the Company’s ability to raise sufficient capital;

•	the passage of adverse or burdensome government regulation;

•	litigation and legal liability;

•	the Company’s ability to attract and retain qualified personnel;

•	reliance on third-party product providers;

•	the Company’s ability to attract and retain new customers and increase revenues;

•	the Company’s ability to market, commercialize and achieve market acceptance of its products;

•	the Company’s ability to protect its intellectual property;

•	changes in the competitive environment;

•
the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which the Company plans to operate, particularly given the global scope of the Company’s proposed businesses and the possibility of conflicting regulatory requirements across jurisdictions in which it proposes to do business;

•	environmental impacts of the Company’s planned operations and possible adverse publicity; and

•	political, social and economic conditions in the United States in general.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “would,” “should,” “could” or “may.” Factors that may cause the Company’s actual results to differ materially from those described in forward-looking statements include the risks discussed elsewhere in this Annual Report under the caption “Risk Factors” and risk factors discussed in the documents filed by the Company with the SEC.

This Annual Report may contain forward-looking statements that involve risks and uncertainties, including but not limited to the Company's ability to produce a cost-effective wind energy conversion device. Among the important factors that could cause actual events to differ materially from those indicated by forward-looking statements in this Annual Report are the failure of the Company to achieve or maintain necessary zoning approvals with respect to the location of its proposed projects; to successfully complete its proposed projects on time and remain competitive; the inability of the Company to sell its planned products and/or services in the future, if needed, to finance the marketing and sales of its planned products and/or services, general economic conditions, and those risk factors detailed in this Annual Report.

All references in this Form 10-K that refer to the “Company,” “Clean Wind Energy Tower”, “Clean Wind,” “we,” “us” or “our” are to Clean Wind Energy Tower, Inc. and unless otherwise differentiated, its subsidiary, Clean Wind Energy, Inc.  All references to “Clean Wind Energy” are to our subsidiary, Clean Wind Energy, Inc.

Item 1.  DESCRIPTION OF BUSINESS

Corporate History

On December 29, 2010, Clean Wind Energy Tower, Inc., a Nevada corporation (the “Company” or "Clean Wind"), completed a reverse merger (the “Merger”) with Clean Wind Energy, Inc., a corporation formed under the laws of the State of Delaware on July 26, 2010 (“Clean Wind Energy”).  In connection with the Merger, the Company issued to the stockholders of Clean Wind Energy in exchange for their Clean Wind Energy Common Stock, the right to receive an aggregate of 300,000,000 shares of the Company’s Common Stock.  As a result of the reverse merger, Clean Wind Energy is now a wholly-owned subsidiary of the Company.

For accounting purposes, Clean Wind Energy was the surviving entity. The transaction was accounted for as a recapitalization of Clean Wind Energy pursuant to which Clean Wind Energy was treated as the surviving and continuing entity although the Company is the legal acquirer rather than a reverse acquisition.  Accordingly, the Company’s historical financial statements are those of Clean Wind Energy immediately following the consummation of the reverse merger. Also, going forward the business operations of Clean Wind Energy will become the Company’s principal business operations.

The Company plans to design, develop, and construct large downdraft towers that use benevolent, non-toxic natural elements to generate electricity and clean water economically (“Downdraft Towers”) by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing Downdraft Towers in the United States and abroad, the Company intends to be prepared to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for clean water and electricity

The Company was incorporated under the laws of the State of Idaho on January 22, 1962, as Superior Mines Company.  In 1964, the Company’s name was changed to Superior Silver Mines, Inc.  On December 27, 2010, the Company reincorporated as a Nevada corporation.  Prior to the Merger, the Company had been dormant for a number of years and had no known mineral reserves.  On January 21, 2011, the Company changed its name from Superior Silver Mines, Inc. to Clean Wind Energy Tower, Inc.  In addition, effective January 24, 2011, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from SSVM.OB to CWET.OB

The Company’s executive offices are located at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401.

Overview

Clean Wind has assembled a team of experienced business professionals, engineers and scientists with access to the breakthrough energy research upon which this technology is founded and the proven ability to bring the idea to market. Clean Wind has filed numerous patents that the Company believes will further enhance this potentially revolutionary technology. Clean Wind is designing and preparing to develop, and construct large “Downdraft Towers” that use benevolent, non-toxic natural elements to generate electricity and clean water economically by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing Downdraft Towers in the United States and abroad, the Company intends to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for clean water and electricity.

A Bold New Energy Solution

For the past decade the United States and many other nations have continuously increased efforts to develop clean, sustainable energy systems that:

•	Use efficient, cost-effective and non-polluting renewable resources.
•	Avoid the adverse effects of fossil and nuclear fuels.
•	Operate 24/7 and outperform solar collectors and wind turbines that produce energy only when the sun shines or the wind blows. Their capacity factor is generally below 30%.

Clean Wind is developing Downdraft Towers that use the sun’s power and water, to create wind energy which is used to economically generate electricity and clean water by integrating and synthesizing a number of proven as well as emerging technologies

Technology

The Principle

 Dual Renewable Energy Technology

The Downdraft Tower is a hollow cylinder with a water spray system at the top. Pumps deliver water to the top of the Downdraft Tower to spray a fine mist across the entire opening. The water evaporates and cools the hot dry air at the top. The cooled air is more dense and heavier than the outside warmer air and falls through the cylinder at speeds up to 50 miles per hour, driving the turbines located at the base of the structure. The turbines power generators to produce electricity.

The exterior of the Downdraft Tower is constructed with vertical “wind vanes” that run the entire length of the structure. The Downdraft Tower’s vanes capture the prevailing wind and channel it through a separate system of tunnels to turn turbines powering generators that produce additional electricity. This dual renewable energy resource enhances the capability and productivity of the Clean Wind system.

 Physical Principles

Evaporating water to create or diminish energy (for cooling) is a well-understood physical principle.  Evaporative coolers are used not just throughout the United States Southwest region (hot & arid), but widely in the power industry to cool gas, coal and nuclear power plants.

Similarly, cooling towers adorn the roofs of countless buildings in large cities, providing affordable energy.  Airline pilots are very familiar with downdrafts and diligently avoid downdrafts associated with thunderstorms, especially when near the ground, where downdrafts can force a 200 ton airplane dangerously downward.

Clean Wind’s Energy Tower uses the same fundamental physical principle of evaporative cooling which creates a downdraft. Cool, moist, dense air always falls through hot dry air.  What most people are unaware of is that the wind speed in an energy tower can exceed 50mph.

In summary, it is clear that Clean Wind’s Energy Tower creates and harnesses the downdraft, using widely applied and well-understood physical principles, to produce abundant electricity.

Intellectual Property

The Company has filed numerous patent applications with the U.S. Patent Office to protect its intellectual property, which they believe will further enhance this potential revolutionary technology. Patent applications include:

•
A modified mobile base for large tower cranes incorporating a multi-wheeled air ride suspension system for even load distribution on 20 or more wheels, with the ability to keep the tower plumb in all working conditions.

•
Process of Manufacturing, Fabrication and Application of Protective Plating for Tower Components Made of Steel Tubes and Plate - To create methods and systems for the manufacturing, fabricating and application of protective plating useful for tower structures;

•	New expansion and contraction system that allows the tower to move with wind, thermal and earthquake forces, and then return to its original position.

•
Improved Wind Energy Power Transmission System - To more effectively transmit energy via a new multi-stage variable hydraulic drive system that operates efficiently through a very broad range of wind and turbine speeds;

•	Energy Tower Having External Wind Capturing Capacity - To supplement the available energy of an energy tower by capturing existing winds aloft (800 to 4,000 ft); and

•	Precision Concrete Construction Methods and Systems - To enable faster, less expensive construction of large structures using fewer resources.

•	Methods for building large concrete structure, including foundations, using pre-cast construction techniques and stay-in-place molding systems.

Site Requirements

Clean Wind’s planned Downdraft Tower requires very specific site conditions.  The location must provide appropriate climate and atmospheric conditions. The site must have access to reliable water sources, either fresh or salt water, in which case desalinization may be required.  The foundation for the Downdraft Tower should most appropriately be bedrock.  Additionally, the site should have access to rail service and other logistical ease of access.  The Company is investigating the feasibility of locating a Downdraft Tower in California.

Considerations

The Downdraft Tower works best in hot, dry climates, near sea level, and near a reliable water source.  Prime production periods are daytime during spring, summer and fall, which closely aligns with electricity demand patterns.

The External Wind Capture keeps working 24/7 including cold winter months and at night whenever a wind is blowing  -  from the surface up to 4,000 feet - where much stronger winds blow far more constantly (at least twice as often as on the surface and at much higher speeds).

There are a number of appropriate sites around the globe that are hot, dry, and near water adequate to support numerous Energy Towers that efficiently turn the sun’s energy into electricity.

The Distinct Advantage

Clean Wind enjoys one major advantage over all other wind energy producers: a constant, high speed downdraft that blows for more than half the year.  While ordinary wind turbine farms struggle with 20% to 30% capacity factors and wind speeds that are often useless or marginal (too low or too high), Clean Wind’s Energy Tower can continuously channel 50 mph winds (or higher) into a controlled environment where the vast majority the wind’s energy can be captured to generate electricity.

Power industry experts know that when computing wind power, the velocity is cubed (not squared).  Thus a 50 mph wind in a Clean Wind turbine will produce more than 15 times as much power as a 20 mph wind striking a conventional turbine.

Development

The master development plan for a site requires a series of steps:

•	explore, select, and qualify site for foundation integrity;

•	negotiate and execute land lease (site) and rights of way (water pipeline, transmission line, highway and railway access);

•	survey and identify any artifacts and cultural resources that may be impacted by site exploration, project construction or operation;

•	acquire water rights;

•	determine and design access to and availability of electrical grid, roads, rail transportation, sewer, water, and power for construction and operation;

•	create project site plan for offices, storage buildings for construction equipment, etc.;

•	coordinate and provide, to the extent possible, resource carry-over (i.e., buildings and facilities) to the locale after construction;

•	determine the type and number of jobs created during study, construction and operational phases;

•	determine the cost of the project (currently estimated at $4.5 billion); and

•	determine electricity produced (currently estimated at $900 million annually).

Production

Clean Wind Energy estimates its Downdraft Tower will generate up to 2,500 megawatts per hour, gross, of which approximately one third will be used to power its operations, leaving up to 1,500 megawatts per hour available for sale to the power grid.

The annual capacity factor for the downdraft portion of the Energy Tower is predicted at approximately 51%.  Prime production periods are daytime and evening during spring, summer and fall, which closely align with electricity demand patterns. However, the External Wind Capture keeps working 24/7, whenever a wind is blowing, including cold winter months and at night.  Its capacity factor is estimated at approximately 75%, which raises the Energy Tower’s overall capacity factor to above 60%.

Clean Wind believes that the Downdraft Tower will be capable of recapturing and recycling approximately two thirds of the water used to create the downdraft. This water may be returned to be reused in the Downdraft Tower or diverted for local potable water.

Partners

The Company plans to create a strategic relationship with a world class crane manufacturer for the tower construction requirements.  Clean Wind is also in discussions with several world class companies for its hydraulic systems needs and for its generator needs.

Customers

Energy produced by the Downdraft Tower could provide low cost electricity to the power grid. Clean Wind plans to ultimately build and operate wind energy plants and sell the electricity either through contracts with utilities, which is the traditional method for independent power plants, or directly into the open market or electricity commodities market like a merchant plant similar to many natural gas fired power plants. The Company may also sell the power plants themselves to large customers or utilities and/or operate such plants for customers or utilities.

The sale of electricity to power brokers is more profitable than selling directly to the electricity commodities market. If the cost of the marketing infrastructure of selling green energy at a $0.02 per kWh premium is justified as opposed to the wholesale contracting of electricity at a lower price, then Clean Wind plans to market the electricity to green energy brokers. The green power is energy from clean energy production sources like wind energy in which consumers are willing to pay a premium in order to promote clean energy. If Clean Wind chooses to work through power brokers, it believes the potential exists to sell the environmental correct “green” power at a premium price being higher than conventional fuel sources. Power brokers usually receive a premium of $0.015 per kWh above the wholesale price paid on the open market. However, the market is new and subject to uncertainty including price fluctuations.

Markets

Wind energy experienced a 39% annual growth for the past five years according to the American Wind Energy Association, the industry’s trade organization based in Washington, D.C.  Recent national surveys show that approximately 40-70% of the population surveyed indicate a willingness to pay a premium for renewable energy. Although 10% of the respondents say they will participate in such a program, actual participation is estimated at 1%. Currently, more than a dozen utilities have green marketing programs. Public Service Company of Colorado, Central and South West Services Corporation of Texas, and Fort Collins Light and Power Company are leading the effort in wind related green electricity marketing.

The Company is investigating the feasibility of locating a Downdraft Tower in California.  California has three major regulated investor-owned utilities and many municipal utilities, all of which are required by state law to have renewable sources of generation in their resource portfolios, whether generated or purchased. Arizona utilities have similar requirements. Due to federal regulations requiring that transmission owners provide service on the same terms to all generators requesting service, known as “open access”, independent power producers (which the Company would be under its business model), are able to develop wind energy projects in areas where such resources are most prevalent and sell power to anyone interconnected with the transmission grid in California. California’s transmission grid is operated by a regional transmission organization (“RTO”), the California Independent System Operator (“CAISO”). Other states belong to other RTOs.

Competition

The Downdraft Tower project requires a large land base and specific conditions. Given these constraints and the increasing focus on renewable energy to offset the environmental problems caused by fossil fuels, the renewable energy industry is highly competitive.

In the markets where the Company plans to conduct its business, it will compete with many energy producers including electric utilities and large independent power producers. There is also competition from fossil fuel sources such as natural gas and coal, and other renewable energy sources such as solar, traditional wind, hydro and geothermal. The competition depends on the resources available within the specific markets. Although the cost to produce clean, reliable, renewable energy is becoming more competitive with traditional fossil fuel sources, it generally remains more expensive to produce, and the reliability of its supply is less consistent than traditional fossil fuel. Deregulation and consumer preference are becoming important factors in increasing the development of alternative energy projects. The Company believes that governments and consumers recognize the importance of renewable energy resources in the energy mix, and are facilitating the implementation of wind and other renewable technologies through renewable portfolio standards and revenue and tax incentives.

Arizona and California are primarily served by large utilities, such as Southern California Edison Company, Pacific Gas & Electric Company, San Diego Gas & Electric Company, Arizona Public Service Company (“Arizona Public Service”) and UNS. All of these companies have non-regulated subsidiaries or sister companies that develop generating facilities. In addition, utilities from other states and countries have established large wind energy generating companies, such as Florida Power & Light Company, enXco, Inc. and PPM Energy, Inc. (now part of a large Spanish renewable company, Iberdrola Renovables, S.A.).

According to the Electric Power Research Institute, the past ten years have seen traditional energy costs increase while wind energy costs have declined.  The advances in technology, larger-scale and more efficient manufacturing processes, and increased experience in wind turbine operations has contributed substantially to this trend. This cost decline is paralleled with a several hundred fold increase in installed wind energy capacity. As a result, maintenance costs have fallen significantly. Wind energy sources comprise less than 1% of the current electricity generating industry.

A new assessment released by the National Renewable Energy Laboratory in 2010 shows that U.S. wind resources are even larger than previously estimated and potential capacity of the land-based wind resource is more than 10,000 GW, far exceeding the 300 GW required to meet 20% of the nation’s electrical demand with wind in 2030. This figure does not factor the potential of Downdraft Towers. The estimated levelized cost of new generation resources by the Energy Information Administration shows the cost of wind energy is competitive to other conventional means of energy generation. The cumulative capacity-weighted average price of wind power, including the production tax credit, was about 4.4 cents per kilowatt hour in 2009 — a price that competes with fossil fuel-generated electricity.

Environmental

The Company believes the Downdraft Tower will be capable of being operated with virtually no carbon footprint, fuel consumption, or waste production. This Company believes this technology has the potential to generate clean, cost effective and efficient electrical power without the damaging effects caused by using fossil or nuclear fuels, and other conventional power sources.

Numerous federal and state environmental laws can affect the development of renewable energy, such as the California Environmental Quality Act. These laws require that certain studies be conducted to ensure that there are no significant adverse impacts on wildlife, humans and the environment generally. The significant impacts of wind energy projects are on visibility, noise, birds, wildlife habitat and soil erosion. Changes in environmental laws can pose significant expenses on renewable energy development.

International treaties and protocols, such as the Kyoto Protocol, have significantly impacted the development and implementation of renewable energy technologies. Certain countries and regions also have established emission trading programs. Under emission trading programs, utilities and factories are permitted to produce a certain level of emissions. If such an entity produces fewer emissions than its allotment, the entity may sell its excess allotment to parties exceeding their emissions allotments. To date, these mechanisms are at an early stage of development within the U.S. Credit trading provides the potential for creating additional income for renewable energy producers, rationalizing of electricity prices for utilities and reducing the overall retail price for green power.

The Company believes that increasing emphasis on green technologies and governmental incentives in the energy industry should have a positive long-term effect on the Company’s planned business and the wind energy industry in general.

Industry Analysis

According to the American Wind Energy Association (“AWEA”), wind energy was the world’s fastest growing energy source during most of the 1990s, expanding at annual rates ranging from 25% to 35%. The AWEA estimates the global industry growth rate has averaged 32% over the five years from 2004 through 2008, with a growth rate of 39% in 2009. The U.S. wind industry broke all previous records by installing over 10,000 MW of new wind capacity in 2009.  Current installed capacity worldwide at the end of 2009 was 35,086 MW, compared to 25,076 MW at the end of 2008. The major contributing growth factor is the federal stimulus package passed in 2009 that extended a tax credit and provided other investment incentives for alternative energy sources. The U.S. Energy Information Administration attributes 1.9% of total electric generation in the nation to wind power.

Not factoring the Company’s planned Downdraft Tower product, World Energy Council expects new wind capacity worldwide to continue to grow. The continued evolution of this technology is evident with the existence of varying wind turbine designs. However, there is division in the wind industry between those who want to capitalize on the emerging respect the business community has for established, mature wind technology, and those who seek new technologies designed to bring about significant cost reductions. Clean Wind chooses to seek new horizons beyond current perception and knowledge by developing new technologies that it believes will be capable of significantly reducing wind energy costs.

As wind energy technology gains wider acceptance, competition may increase as large, well-capitalized companies enter the business. Although one or more may be successful, the Company believes that its technological expertise and early entry will provide a degree of competitive protection.

Licensing and Regulation

In the U.S., many state governments have amended their utility regulations and significantly changed certain competition and marketing rules with respect to generation, transmission and distribution of electric energy. Among other things, deregulation allows consumers to purchase electricity from a source of their choice, and requires utilities to purchase electricity from independent power producers and to offer transmission to independent power producers at reasonable prices.

In California, deregulation legislation, such as the Assembly Bill 1890 and the Renewable Energy Program, were implemented in the mid-1990s to encourage the development of renewable power generation projects through various incentives. In addition, Assembly Bill 995 and Senate Bill 1038 were passed to further facilitate the development of renewable resources. In November 2008, the governor of the State of California signed Executive Order S-14-08 requiring that California utilities reach a 33% renewable energy goal by 2020, exceeding the previous legislative mandate that electric utilities supply 20% of their total retail power sales from renewable resources by 2010. In September 2009, the Governor signed Executive Order S-21-09, requiring the Air Resources Board under the California Environmental Protection Agency to adopt a regulation by July 1, 2010 requiring California’s load-serving entities to meet the 33% renewable energy goal through the creation and use of renewable energy sources to ensure reduction of greenhouse gas emissions.

In Arizona, access to the electricity market has been established through Arizona’s Retail Electric Competition Rules, which, in the Company’s opinion, provide a favorable environment for renewable energy generators. Electricity producers are subject to the Federal Public Utilities Regulatory Policies Act (“PURPA”) and state regulations. In addition, power producers must also meet standards set by the Arizona Corporations Commission (the “ACC”).

The Federal Energy Policy Act of 2005 provided further benefits to independent power producers by requiring transmission companies to provide access to third parties at a reasonable price. On October 3, 2008, the President of the United States signed the Emergency Economic Stabilization Act of 2008 into law. This legislation contains a number of tax incentives designed to encourage both individuals and businesses to make investments in renewable energy, including an eight-year extension of the business solar investment tax credit (“ITC”). The ITC is a 30% tax credit on solar property effective through December 31, 2016. The American Recovery and Reinvestment Act of 2009 further extended the U.S.$0.021/kWh Production Tax Credit (“PTC”) through December 31, 2012, and provide an option to elect a 30% ITC or an equivalent cash grant from the U.S. Department of Energy.

Employees

As of March 30, 2011, the Company had a total of 7 full time employees. The Company anticipates that in 2011 it will need to hire additional staff in the areas of engineering, marketing, and administration.

Item 1A.  RISK FACTORS

The Company’s results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this annual report on Form 10-K. You should carefully consider all of these risks before making an investment decision.

Risks Related to Our Business and the Industry in Which We Compete

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors dated March 31, 2011 on our consolidated financial statements for the year ended December 31, 2010 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our inability to generate sufficient cash flow to sustain our operations without securing additional financing, deficit accumulated during development stage, negative cash flows from operations and our limited cash balances and working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

We are an early stage company.  We have not yet commenced with the construction of our Downdraft Towers or the production of electricity.

The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  As an early-stage entity, the Company is subject to many of the risks common to such enterprises, including the ability of the Company to implement its business plan, market acceptance of its proposed business, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, and uncertainty of the Company’s ability to generate revenues.  There can be no assurance that the Company’s activities will be successful or result in any revenues or profit for the Company, and the likelihood of the Company’s success must be considered in light of the stage in its development.  To date, the Company has generated no revenue and has generated losses.  The Company believes it has engaged professionals and consultants experienced in the type of business contemplated by the Company; however, there can be no assurance that the predictions, opinions, analyses, or conclusions of such professionals will prove to be accurate.  In addition, no assurance can be given that the Company will be able to consummate its business strategy and plans or that financial or other limitations may force the Company to modify, alter, significantly delay, or significantly impede the implementation of such plans or the Company’s ability to continue operations.  If the Company is unable to successfully implement its business strategy and plans, investors may lose their entire investment in the Company.

Potential investors should also be aware of the difficulties normally encountered by new renewable energy companies. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the inception of the enterprise that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to construction, operation and distribution, and additional costs and expenses that may exceed current estimates.

Future financings will involve a dilution of the interests of the stockholders of the Company upon the issuance of additional shares of Common Stock or other securities.

We will need to engage in additional financings in the future.  There can be no assurances that such financings will ever be completed, but any such financings will involve a dilution of the interests of our stockholders upon the issuance of additional shares of Common Stock or other securities.  Attaining such additional financing may not be possible, or if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous to existing shareholders.  We expect to issue shares of our Common Stock and/or other securities in exchange for additional financing.

We anticipate significant future capital needs and the availability of future capital is uncertain.

The Company has experienced negative cash flows from operations since its inception. The Company will be required to spend substantial funds to continue research and development. The Company will need to raise additional capital. The Company’s capital requirements will depend on many factors, primarily relating to the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain such regulatory approvals; costs in filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business. To satisfy its capital requirements, the Company may seek to raise funds in the public or private capital markets. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company, or if available, that it will be available on acceptable terms. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products under development. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of Common Stock.

We have a history of losses.

We expect to incur non-capitalized development costs and general and administrative expenses prior to the completion of construction and commencement of operation of our proposed projects. We cannot predict if we will ever achieve profitability and, if we do, we may not be able to sustain or increase our profitability. If we cannot achieve or maintain profitability, we may not be able to continue to absorb the resulting financial losses. If we continue to suffer financial losses, our business may be jeopardized and our shareholders may lose all of their investment in our shares.

The Company’s strategies for development of the business might not be successful.

The Company is currently evaluating potential development strategies for its business. It may take several years, if ever, for the Company to achieve cumulative positive cash flow. The Company could experience significant difficulties in executing its business plan, including: inability to successfully implement the Company’s business plan; changes in market conditions; inability to obtain necessary financing; delays in completion of the Company’s projects or their underlying technologies; inaccurate cost estimates; changes in government or political reform; or the Company may not benefit from the proposed projects as the Company expected. The Company’s inability to develop and market the Company’s business successfully and to generate positive cash flows from these operations in a timely manner would have a material adverse effect on the Company’s ability to meet the Company’s working capital requirements.

We expect to rely upon strategic relationships in order to execute our business plan and the Company may not be able to consummate the strategic relationships necessary to execute its business plan.

The Company plans to enter into and rely on strategic relationships with other parties, in particular to acquire rights necessary to develop and build proposed projects and to develop and build such projects. These strategic relationships could include licensing agreements, partnerships, joint ventures, or even business combinations. The Company believes that these relationships will be particularly important to the Company’s future growth and success due to the size and resources of the Company and the resources necessary to complete the Company’s proposed projects. The Company may, however, not be able to successfully identify potential strategic relationships. Even if the Company does identify one or more potentially beneficial strategic relationships, it may not be able to consummate these relationships on favorable terms or at all, obtain the benefits it anticipates from such relationships or maintain such relationships. In addition, the dynamics of the Company’s relationships with possible strategic partners may require the Company to incur expenses or undertake activities it would not otherwise be inclined to undertake in order to fulfill the Company’s obligations to these partners or maintain the Company’s relationships. To the extent the Company consummates strategic relationships, it may become reliant on the performance of independent third parties under such relationships. Moreover, certain potentially critical strategic relationships are only in the early stages of discussion and have not been officially agreed to and formalized. If strategic relationships are not identified, established or maintained, or are established or maintained on terms that become unfavorable, the Company’s business prospects may be limited, which could have a negative impact on the Company’s ability to execute the Company’s business plan, diminish the Company’s ability to conduct the Company’s operations and/or materially and adversely affect the Company’s business and financial results.

Project development or construction activities may not be successful and proposed projects may not receive required permits or construction may not proceed as planned.

The development and construction of our proposed projects will involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive or capable of being built. Success in developing a particular project is contingent upon, among other things: (i) negotiation of satisfactory engineering, procurement and construction agreements; (ii) receipt of required governmental permits and approvals, including the right to interconnect to the electric grid on economically acceptable terms; (iii) payment of interconnection and other deposits (some of which may be non-refundable); (iv) obtaining construction financing; and (v) timely implementation and satisfactory completion of construction.

Successful completion of a particular project may be adversely affected by numerous factors, including: (i) delays in obtaining required governmental permits and approvals with acceptable conditions; (ii) uncertainties relating to land costs for projects on land subject to Bureau of Land Management procedures; (iii) unforeseen engineering problems; (iv) construction delays and contractor performance shortfalls; (v) work stoppages; (vi) cost over-runs; (vii) equipment and materials supply; (viii) adverse weather conditions; and (ix) environmental and geological conditions.

The estimates and projections contained in this Annual Report may not be realized.

Any estimates or projections in this Annual Report have been prepared on the basis of assumptions and hypotheses, which the Company believes to be reasonable. However, no assurance can be given that the potential benefits described in this Annual Report will prove to be available.  Such assumptions are highly speculative and, while based on management’s best estimates of projected sales levels, operational costs, consumer preferences, and the Company’s general economic and competitive conditions in the industry, there can be no assurance that the Company will operate profitably or remain solvent.  To date, the Company has not operated profitably and has a history of losses.  If the Company’s plans prove unsuccessful, investors could lose all or part of their investment.  There can be no assurance that the Company will be able to generate any revenue or profits.

Our business is subject to significant government regulation and, as a result, changes to such regulations may adversely affect our business.

Although independent and small power producers may generate electricity and engage in wholesale sales of energy without being subject to the full panoply of state and/or provincial and federal regulation to the same extent as a public utility company, our planned operations will nonetheless be subject to changes in government regulatory requirements, such as regulations related to the environment, zoning and permitting, financial incentives, taxation, competition, pricing, and FERC and state PUC regulations on competition. The operation of our proposed projects will be subject to regulation by various U.S. government agencies at the federal, state and municipal level. There is always the risk of change in government policies and laws, including but not limited to laws and regulations relating to income, capital, sales, corporate or local taxes, and the removal of tax incentives. Changes in these regulations could have a negative impact on our potential profitability. Laws and tax policies may change and such changes may be favorable or unfavorable to the Company, which may result in the cancellation of proposed projects or reduce anticipated revenues and cash flow.

We may be unable to acquire or lease land and/or obtain the approvals, licenses and permits necessary to build and operate our proposed projects in a timely and cost effective manner, and regulatory agencies, local communities or labor unions may delay, prevent or increase the cost of construction and operation of our proposed projects.

In order to construct and operate our proposed projects, we need to acquire or lease land and obtain all necessary local, county, state and federal approvals, licenses and permits. We may be unable to acquire the land or lease interests needed, may not receive or retain the requisite approvals, permits and licenses or may encounter other problems which could delay or prevent us from successfully constructing and operating proposed projects.

Proposed projects may be located on or require access through public lands administered by federal and state agencies pursuant to competitive public leasing and right-of-way procedures and processes. The authorization for the use, construction and operation of our proposed projects and associated transmission facilities on federal, state and private lands will also require the assessment and evaluation of mineral rights, private rights-of-way and other easements; environmental, agricultural, cultural, recreational and aesthetic impacts; and the likely mitigation of adverse impacts to these and other resources and uses. The inability to obtain the required permits and, potentially, excessive delay in obtaining such permits due, for example, to litigation, could prevent us from successfully constructing and operating our proposed projects. Moreover, project approvals subject to project modifications and conditions, including mitigation requirements and costs, could affect the financial success of our proposed projects.

Our ability to manage our growth successfully is crucial to our future.

We are subject to a variety of risks associated with a growing business. Our ability to operate successfully in the future depends upon our ability to finance, develop, and construct future renewable energy projects, implement and improve the administration of financial and operating systems and controls, expand our technical capabilities and manage our relationships with landowners and contractors. Our failure to manage growth effectively could have a material adverse effect on our business or results of operations.

Notwithstanding the Recovery Act and other regulatory incentives, we may not be able to finance the development or the construction costs of building our planed projects.

We do not have sufficient funds from the cash flow of our operations to fully finance the development or the construction costs of building our proposed projects. Additional funds will be required to complete the development and construction of our proposed projects, to find and carry out the development of properties, and to pay the general and administrative costs of operating our business. Additional financing may not be available on acceptable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay development and construction of our proposed projects, reduce the scope of our proposed projects, and/or eliminate or sell some or all of our development projects, if any.

We may not be able to obtain access to the transmission lines necessary to deliver the power we plan to produce and sell.

We will depend on access to transmission facilities so that we may deliver power to purchasers. If existing transmission facilities do not have available transmission capacity, we would be required to pay for the upgrade of existing transmission facilities or to construct new ones. There can be no assurance that we will be able to secure access to transmission facilities at a reasonable cost, or at all. As a result, expected profitability on a proposed project may be lower than anticipated or, if we have no access to electricity transmission facilities, we may not be able to fulfill our obligations to deliver power or to construct the project or we may be required to pay liquidated damages.

Changes in interest rates and debt covenants and increases in turbine and generator prices and construction costs may result in our proposed projects not being economically feasible.

Increases in interest rates and changes in debt covenants may reduce the amounts that we can borrow, reduce the cash flow, if any, generated by our proposed projects, and increase the equity required to complete the construction of our proposed projects. The cost of wind turbines, generators and construction costs have increased significantly over the last four years. Further increases may increase the cost of our proposed projects to the point that such projects are not feasible given the prices utilities are willing to pay. There can be no assurance that we will be able to negotiate power purchase agreements with sufficiently profitable electricity prices in the future.

We may not be able to secure power purchase agreements.

We may not be able to secure power purchase agreements for our proposed projects. In the event that we do secure power purchase agreements, if we fail to construct our proposed projects in a timely manner, we may be in breach of our power purchase agreements and such agreements may be terminated.

The operation of our proposed projects may be subject to equipment failure.

After the construction of our proposed projects, the electricity produced may be lower than anticipated because of equipment malfunction. Unscheduled maintenance can result in lower electricity production for several months or possibly longer depending on the nature of the outage, and correspondingly, in lower revenues.

Changes in weather patterns may affect our ability to operate our proposed projects.

Meteorological data we collect during the development phase of a proposed project may differ from actual results achieved after the project is erected. While long-term precipitation patterns have not varied significantly, short-term patterns, either on a seasonal or on a year-to-year basis, may vary substantially. These variations may result in lower revenues and higher operating losses.

Environmental damage on our properties may cause us to incur significant financial expenses.

Environmental damage may result from the development and operation of our proposed projects. The construction of our proposed initial Downdraft Tower involves, among other things, land excavation and the installation of concrete foundations. Equipment can be a source of environmental concern, including noise pollution, damage to the soil as a result of oil spillage, and peril to certain migratory birds and animals that live, feed on, fly over, or cross the property. In addition, environmental regulators may impose restrictions on our operations, which would limit our ability to obtain the appropriate zoning or conditional use permits for our project. We may also be assessed significant financial penalties for any environmental damage caused on properties that are leased, and we may be unable to sell properties that are owned. Financial losses and liabilities that may result from environmental damage could affect our ability to continue to do business.

Larger developers have greater resources and expertise in developing and constructing renewable energy projects.

We face significant competition from large power project developers, including electric utilities and large independent power producers that have greater project development, construction, financial, human resources, marketing and management capabilities than the Company. They have a track record of completing projects and may be able to acquire funding more easily to develop and construct projects. They have also established relationships with energy utilities, transmission companies, turbine suppliers, and plant contractors that may make our access to such parties more difficult.

Renewable energy must compete with traditional fossil fuel sources.

In addition to competition from other industry participants, we face competition from fossil fuel sources such as natural gas and coal, and other renewable energy sources such as solar, traditional wind, hydro and geothermal. The competition depends on the resources available within the specific markets. Although the cost to produce clean, reliable, renewable energy is becoming more competitive with traditional fossil fuel sources, it generally remains more expensive to produce, and the reliability of its supply is less consistent than traditional fossil fuel. However, deregulation, legislative mandates for renewable energy, and consumer preference for environmentally more benign energy sources are becoming important factors in increasing the development of alternative energy projects.

The wind energy industry in California is highly competitive since wind plays an integral role in the electricity portfolio in California.

The Company is investigating the feasibility of locating a Downdraft Tower in California.  Since wind plays an integral role in the electricity portfolio in California and wind energy requires a significant amount of land resource, the wind energy industry in California is highly competitive. Wind developers compete for leased and owned land with favorable wind characteristics, limited supply of turbines and contractors, and for purchasers and available transmission capacity. There is no guarantee that we will be able to acquire the significant land resources needed to develop projects in California.

Our ability to hire and retain qualified personnel and contractors will be an important factor in the success of our business. Our failure to hire and retain qualified personnel may result in our inability to manage and implement our plans for expansion and growth.

Competition for qualified personnel in the renewable energy industry is significant. To manage growth effectively, we must continue to implement and improve our management systems and to recruit and train new personnel. We may not be able to continue to attract and retain the qualified personnel necessary to carry on our business. If we are unable to retain or hire additional qualified personnel as required, we may not be able to adequately manage and implement our plans for expansion and growth.

The market in which we operate is rapidly evolving and we may not be able to maintain our profitability.

As a result of the emerging nature of the markets in which we plan to compete and the rapidly evolving nature of our industry, it is particularly difficult for us to forecast our revenues or earnings accurately. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

We depend on key personnel, the loss of which could have a material adverse effect on us.

Our performance depends substantially on the continued services and on the performance of our senior management and other key personnel. Our ability to retain and motivate these and other officers and employees is fundamental to our performance.  The unexpected loss of services of one or more of these individuals could have a material adverse effect on us. We are not protected by a material amount of key-person or similar life insurance covering our executive officers and other directors. We have entered into employment agreements with our executive officers, but the non-compete period with respect to certain executive officers could, in some circumstances in the event of their termination of employment with the Company, end prior to the employment term set forth in their employment agreements.

Certain legal proceedings and regulatory matters could adversely impact our results of operations.

We may be subject from time to time to various claims involving alleged breach of contract claims, intellectual property and other related claims, and other litigations. Certain of these lawsuits and claims, if decided adversely to us or settled by us, could result in material liability to the Company or have a negative impact on the Company’s reputation or relations with its employees, customers, licensees or other third parties. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that the Company devotes substantial time and resources to defend itself. Further, changes in governmental regulations in the U.S. could have an adverse impact on our results of operations.

Our results may be adversely affected by the impact that disruptions in the credit and financial markets have on our customers and the energy industry.

Beginning in late 2008 and continuing throughout 2009, energy and utility companies faced difficult conditions as a result of significant disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets. Continued volatility and further deterioration in the credit markets may reduce our access to financing. These events could negatively impact our operations and financial condition and our ability to raise the additional capital necessary to finance our operations.

The effects of the recent global economic crisis may impact the Company’s business, operating results, or financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of spending. These macroeconomic developments could negatively affect the Company’s business, operating results, or financial condition in a number of ways. For example, potential clients may delay or decrease spending with the Company or may not pay the Company.

The Company’s insurance coverage may not be adequate.

If the Company was held liable for amounts exceeding the limits of its insurance coverage in place at any given time or for claims outside the scope of that coverage, its business, results of operations and financial conditions could be materially and adversely affected.

Our business is subject to extensive governmental regulation that could reduce our profitability, limit our growth, or increase competition.

Our planned businesses are subject to extensive federal, state and foreign governmental regulation and supervision, which could reduce our potential profitability or limit our potential growth by increasing the costs of regulatory compliance, limiting or restricting the products or services we plan to sell or the methods by which we plan to sell our products and services, or subjecting our businesses to the possibility of regulatory actions or proceedings.

In all jurisdictions the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of our planned activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our business will be allowed to be, or continue to be, conducted in any given jurisdiction as we plan.

Competition resulting from these developments could cause the supply of, and demand for, our planned products and services to change, which could adversely affect our results of operations and financial condition.

Our planned operations will expose us to various international risks that could adversely affect our business.

We are seeking to reach agreements for the provision of key aspects of our business with foreign operators, specifically in Mexico. Accordingly, we may become subject to legal, economic and market risks associated with operating in foreign countries, including:

•	the general economic and political conditions existing in those countries;

•	devaluations and fluctuations in currency exchange rates;

•	imposition of limitations on conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	hyperinflation in certain foreign countries;

•	imposition or increase of investment and other restrictions by foreign governments;

•	longer payment cycles;

•	greater difficulties in accounts receivable collection; and

•	the requirement of complying with a wide variety of foreign laws.

Our ability to conduct business in foreign countries may be affected by legal, regulatory, political and economic risks.

Our ability to conduct business in foreign countries is subject to risks associated with international operations. These include:

•	the burdens of complying with a variety of foreign laws and regulations;

•	unexpected changes in regulatory requirements; and

•	new tariffs or other barriers in some international markets.

We are also subject to general political and economic risks in connection with our international operations, including:

•	political instability and terrorist attacks;

•	changes in diplomatic and trade relationships; and

•	general economic fluctuations in specific countries or markets.

We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the U.S. or foreign countries upon our business in the future, or what effect any of these actions would have on our business, financial condition or results of operations. Changes in regulatory, geopolitical, social or economic policies and other factors may have a material adverse effect on our business in the future or may require us to significantly modify our current business practices.

The occurrence of natural or man-made disasters could adversely affect our financial condition and results of operations.

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods and tornadoes, and pandemic health events such as H1N1 influenza, as well as man-made disasters, including acts of terrorism and military actions. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations.

Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose operation of our projects or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.

We plan to regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

Assertions by a third party that the Company infringes its intellectual property could result in costly and time-consuming litigation, expensive licenses or the inability to operate as planned.

The energy and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. There is a possibility of intellectual property rights claims against the Company. The Company’s technologies may not be able to withstand third-party claims or rights restricting their use. Companies, organizations or individuals, including the Company’s competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with the Company’s ability to provide the Company’s services or develop new products or services, which could make it more difficult for the Company to operate the Company’s business. Any litigation or claims, whether or not valid, could be time-consuming, expensive to litigate or settle and could divert the Company’s managements’ attention and financial resources. If the Company is determined to have infringed upon a third party’s intellectual property rights, the Company may be required to pay substantial damages, stop using technology found to be in violation of a third party’s rights or seek to obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all, and may significantly increase the Company’s operating expenses or may require the Company to restrict the Company’s business activities in one or more respects. The Company may also be required to develop alternative non-infringing technology that could require significant effort and expense or may not be feasible. In the event of a successful claim of infringement against the Company and the Company’s failure or inability to obtain a license to the infringed technology, the Company’s business and results of operations could be harmed.

The Company’s business will be adversely affected if the Company is unable to protect its intellectual property rights from unauthorized use or infringement by third-parties.

The Company intends to rely on a combination of trademark, patent, trade secret and copyright law, license agreements and contractual restrictions, including confidentiality agreements, invention assignment agreements and non-disclosure agreements with employees, contractors and suppliers, to protect the Company’s proprietary rights, all of which provide only limited protection.  The Company believes its intellectual property rights are valuable, and any inability to protect them could reduce the value of the Company’s products, services and brand. Various events outside of the Company’s control pose a threat to the Company’s intellectual property rights as well as to the Company’s products and services. The efforts the Company has taken to protect its proprietary rights may not be sufficient or effective, may not be enforceable or may be capable of being effectively circumvented. Any significant impairment of the Company’s intellectual property rights could harm the Company’s business or the Company’s ability to compete. Also, protecting the Company’s intellectual property rights is costly and time consuming.  The Company also seeks to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties, or by the Company’s employees, which would cause the Company to lose the competitive advantage resulting from these trade secrets.

Risks Related to Our Securities

There is little current trading of our shares.  Our stock price is likely to be highly volatile.

Although prices for our shares of Common Stock are quoted on the OTCBB, there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained.  The OTCBB is generally regarded as a less efficient and less prestigious trading market than other national markets.  There is no assurance if or when our Common Stock will be quoted on another more prestigious exchange or market. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in the communications technology industry and markets;
•	volume and timing of subscriptions from major customers;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	technological innovations or new competitors in our market;
•	additions or departures of key personnel;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	industry or regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock and for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on the stock price.

Because our Common Stock is likely to be considered a “penny stock,” our trading will be subject to regulatory restrictions.

Our Common Stock is currently, and in the near future will likely continue to be, considered a “penny stock.”  The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure and other requirements may adversely affect the trading activity in the secondary market for our Common Stock.

Limited future sales of our Common Stock in the public market could make it difficult to generate significant liquidity in our stock.

As noted above, we will be obligated to file a registration statement with the SEC to cover resales of shares issued to the pre-Merger Clean Wind Energy stockholders.  However, upon the effectiveness of this registration statement, most of the stock covered under the registration may not be immediately available for trading.  Due to a limitation in the number of shares traded on a regular basis, there may be significant swings in the bid and ask prices of our stock or there may not be any significant volume of the stock available to trade.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our Common Stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.  Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time.  To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur.  In addition, shareholders must rely on sales of their Common Stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment.  Shareholders seeking cash dividends should not purchase our Common Stock.

Our officers, directors and principal stockholders can exert significant influence over us and may make decisions that are not in the best interests of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own a majority of our outstanding Common Stock.  As a result of such ownership, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our Common Stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our Common Stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

Our Articles of Incorporation, as amended, our Bylaws and Nevada law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders.  In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company leases a suite of offices and shared support services at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 pursuant to a lease that expires October 31, 2011 and leases approximately 8,435 square feet of commercial space in Warrenton, Virginia pursuant to a lease that expires November 30, 2013.

The Company maintains one unpatented lode mining claim, #IMC39643, claim name-Abbatoir, which is leased to U.S. Silver Corporation.

Item 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not party to any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4.  (REMOVED AND RESERVED).

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER   PURCHASES OF EQUITY SECURITIES.

Market information

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “CWET.OB”.  Historical high and low bid information for the Company’s Common Stock is not available to the Company.  The following table reflects the high and low sales prices for the Company’s Common Stock for each fiscal quarter during the fiscal years ended December 31, 2009 and 2010.  The sales prices were obtained from the OTC Bulletin Board.

Quarterly period	Low	High
Fiscal year ended December 31, 2009:
First Quarter	$0.10	$0.15
Second Quarter	$0.03	$0.15
Third Quarter	$0.03	$0.15
Fourth Quarter	$0.02	$0.15

Fiscal year ended December 31, 2010:
First Quarter	$0.05	$0.20
Second Quarter	$0.03	$0.06
Third Quarter	$0.03	$0.06
Fourth Quarter	$0.03	$0.20

Record Holders

As of March 30, 2011, there were 1,371 registered holders of record of the Company’s Common Stock.

Dividends

The Company has not paid any cash dividends to date, and has no intention of paying any cash dividends on the Common Stock in the foreseeable future.  The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors and to certain limitations imposed under Nevada law.  The timing, amount and form of dividends, if any, will depend upon, among other things, the Company’s results of operations, financial condition, cash requirements, and other factors deemed relevant by the Board of Directors.  The Company intends to retain any future earnings for use in its business.  The Company has never paid dividends on its Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not maintain any equity compensation plans.

Unregistered Sales of Equity Securities and Use of Proceeds

On December 29, 2010, in connection with the Merger, the Company issued to the stockholders of Clean Wind Energy in exchange for their Clean Wind Energy Common Stock, the right to receive an aggregate of 300,000,000 shares of the Company’s Common Stock.  These issuances of shares was made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder.

On December 29, 2010, the Company consummated the Merger pursuant to which the Company agreed to issue to Source Capital 6,000,000 shares for providing financial advisory services to Clean Wind Energy in the transaction. The Company also agreed to issue 100,000 shares to Terrence Dunne in connection with advisory services provided to the Company. These issuances of shares was made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the statements contained in this Annual Report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	our ability to raise capital when needed and on acceptable terms and conditions;

•	our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	the intensity of competition;

•	general economic conditions; and

•	other factors discussed in “Risk Factors.”

All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

Overview

The Company was incorporated under the laws of the State of Idaho on January 22, 1962, and was established for the purposes of mineral exploration in the states of Idaho and Montana.  The Company had been dormant for a number of years, and has no known mineral reserves.  On December 27, 2010, the Company reincorporated as a Nevada corporation.  On December 29, 2010, the Company consummated the Merger, pursuant to which the Company issued to the stockholders of Clean Wind Energy in exchange for their Clean Wind Energy Common Stock, the right to receive an aggregate of 300,000,000 shares of the Company’s Common Stock.  As a result of the Merger, Clean Wind Energy is now a wholly-owned subsidiary of the Company.

For accounting purposes, Clean Wind Energy was the surviving entity. The transaction was accounted for as a recapitalization of Clean Wind Energy pursuant to which Clean Wind Energy was treated as the surviving and continuing entity although the Company was the legal acquirer rather than a reverse acquisition.  Accordingly, the Company’s historical financial statements are those of Clean Wind Energy immediately following the consummation of the reverse merger.

Plan of Operation

As a development stage company, Clean Wind Energy has yet to earn revenues from its operations.  Clean Wind Energy is in the process of developing plans to design and construct large Downdraft Towers that use benevolent, non-toxic natural elements to generate electricity and clean water economically by integrating and synthesizing numerous proven as well as emerging technologies.  In addition to constructing Downdraft Towers in the United States and abroad, the Company intends to be prepared to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for clean water and electricity.

Our mission is to be a leader in the U.S. providing energy using the development of the technology that we have described. From our inception in July 2010, we have completed the following milestones, among others:

•	filed seven patents applications with the U.S. Patent Office in connection with the development of the wind technologies;

•	secured furnished office space of 8,435 square feet for our research and development team to meet the current needs and continue their work with this technology; and

•	executed agreements with three strategic world class companies with industry experience to assist in developing our Downdraft Tower.

Operating Expenses

As of December 31, 2010, the operating expenses which totaled $838,157 consist of general and administrative costs of $130,089, merger consulting fees of $443,972, legal and accounting fees of $190,537 and research and development costs of $73,559. Management expects these costs to increase in 2011 as the Company continues to advance its engineering techniques and designs critical to our business.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities.

The Company used cash of $28,477 in its operating activities for the period from July 26, 2010 (date of inception) through December 31, 2010, our primary capital needs were for operating expenses, including funds to support our business strategy.

Cash provided by investing activities comprised of $223,586 cash balance acquired from the reverse merger on December 31, 2010.

Cash provided by financing activities was $75 for the period from July 26, 2010 (date of inception) through December 31, 2010 from issuance of our subsidiary, Clean Wind Energy's common stock to its founders and stockholders.

In April, 2011, the Company has issued Subscription Agreements to prospective investors to raise capital, the proceeds will be used towards developing and furthering the Company’s business plan and research and development. The Company has received signed Subscription Agreements from potential investors to purchase an aggregate of 10,000,000 shares of the Company’s common stock at a strike price of $0.10 per share for an aggregate purchase price of $1,000,000. The Company has received payments of $384,000 from certain investors as of April 10, 2011.

Working Capital

Our working capital deficit (current liabilities in excess of current assets) was $196,826 for the period from July 26, 2010 (date of inception) through December 31, 2010.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has not established any sources of revenue to cover its operating expenses. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured. As shown in the accompanying financial statements, the Company has not generated any revenue for the period from July 26, 2010 (date of inception) through December 31, 2010. The Company had cash balance of $195,184 at December 31, 2010 from the reverse merger and funding from one of its officers. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. Subsequent to December 31, 2010, certain shareholders of the Company have informally indicated a willingness to meet the Company's operating expenses even though they are under no obligation to do so. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

General
The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue, if any, and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  For the period from July 26, 2010 (date of inception) through December 31, 2010, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

Basic and diluted net loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted net loss per share as their effect would be anti-dilutive. The Company has no common stock equivalents at December 31, 2010.

Income taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Revenue recognition

The Company has generated no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Inflation

The Company does not believe that inflation has had a material effect on its business, financial condition or results of operations.  If its costs were to become subject to significant inflationary pressures, it may not be able to fully offset such higher costs.  The Company’s inability or failure to do so could adversely affect its business, financial condition and results of operations.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in any non-exchange traded contracts requiring fair value accounting treatment.

Contractual Obligations

This item is not applicable.

Recently Adopted Accounting Principles

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow (see note to the consolidated financial statements disclosed in Item 8 to this annual report).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Financial Statements and Notes thereto commencing on Page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On December 30, 2010, the Company notified Decoria, Maichel & Teague P.S. (“DeCoria”) that it was dismissed as the Registrant’s independent registered public accounting firm, effective immediately. The decision to dismiss DeCoria as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on December 30, 2010. The reports of DeCoria on the Company’s financial statements for the years ended December 31, 2009 and 2008 and for the period of exploration stage (January 1, 2007) through December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2009 and 2008 and for the period of exploration stage (January 1, 2007) through December 31, 2009, and through December 30, 2010, the Company has not had any disagreements with DeCoria on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to DeCoria’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the years ended December 31, 2009 and 2008 and for the period of exploration stage (January 1, 2007) through December 31, 2009, and through December 30, 2010, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On December 30, 2010, the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2010. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on December 30, 2010.

During the two most recent fiscal years and through December 30, 2010, the Company has not consulted with RBSM regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed so that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. This determination was due to the lack of segregation of duties and the Company’s failure to implement the necessary internal controls.

Notwithstanding  the existence of material weaknesses, management concluded that the financial statements in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial position, results of operations and statement of cash flows for the periods and dates presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2010 are fairly stated, in all material respects, in accordance with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Plan for Remediation of Material Weaknesses

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees and engage outsourced accounting professionals, which will enable us to implement adequate segregation of duties within the internal control framework.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Group have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of December 31, 2010:

Name	Age	Position(s)	Term of Office (Directors)
Ronald W. Pickett*	63	President, Chief Executive Officer and Chairman	Annual meeting
Stephen Sadle*	65	Chief Operating Officer	N/A
Robert P. Crabb*	63	Secretary, Chief Marketing Officer and Director	Annual meeting
John W. Hanback*	68	Chief Technology Officer	N/A
Itzhak Tepper*	73	P.E. Chief Structural Engineer	N/A
Ownkar Persaud*	53	Chief Financial Officer	N/A
Thomas S. Smith	86	Director	Annual meeting
H. James Magnuson	57	Director	Annual meeting
Arthur P. Dammarell	66	Director	Annual meeting

        *Appointed pursuant to the terms of the Merger Agreement.

None of the events listed in Item 401(f) of Regulation S-K has occurred during the past ten years and that is material to the evaluation of the ability or integrity of any of the Company’s directors, director nominees or executive officers.

The following is a brief account of the business experience during the past five years (and, in some instances, for prior years) of each director and executive officer.

Ronald W. Pickett, President and Chief Executive Officer, Chairman

Mr. Pickett joined the company on December 29, 2010 in connection with the Merger. Mr. Pickett brings over 40 years of construction, development and innovative technology skills and expertise to the team. He has founded numerous companies from startup and including three from inception through the public ownership process. Mr. Pickett also has an understanding of government, legislative, and permitting practices. Since December, 2007, Mr. Pickett has been an independent real estate development consultant. Until March, 2008, Mr. Pickett was a director of, and until December, 2007, Mr. Pickett was President and CEO of, Telkonet, Inc. (“Telkonet”) (OTCBB: TKOI.OB), a company that develops, manufactures and sells energy efficiency and smart grid networking technology. Until January, 2009, Mr. Pickett was President and a director of Microwave Systems Technology Inc. (“Microwave Systems”), a company that provided Internet/phone/video/wifi services in the New York City area. Until February, 2010, Mr. Pickett was Vice Chairman of Geeks on Call Holdings, Inc. (“Geeks on Call”) (PINK: GOCH.PK), a company that provided quick-response, on-site computer solutions and remote/telephone technical support. We took into account his prior experience in operating public and private enterprises in the development and construction of alternative energy projects and believe Mr. Pickett’s past experience in these fields gives him the qualifications and skill to serve as a director.

Stephen Sadle, Chief Operating Officer

Mr. Sadle joined the company on December 29, 2010 in connection with the Merger. Mr. Sadle is an entrepreneur with over 40 years of diversified experience in management, contracting and heavy infrastructure development, interfacing with both the government and private sectors. He is experienced in Web-based vertical extranet applications and has developed operating extranets in the construction and transportation industries. Mr. Sadle served as co-founder, Chief Operating Officer and Director of Telkonet. He was also founder and president of a successful local construction company and was awarded the Small Businessman of the Year Award for the Washington Metropolitan Area. Since July, 2007, Mr. Sadle has been an independent real estate consultant. From 2000 until July, 2007, Mr. Sadle was Senior Vice President and a director of Telkonet. We took into account his prior work with infrastructure construction and development and believe Mr. Sadle’s past experience in these fields gives him the qualifications and skill to serve as a Chief Operating Officer.

Robert P. Crabb, Secretary and Chief Marketing Officer, Director

Mr. Crabb joined the company on December 29, 2010 in connection with the Merger. Mr. Crabb has over 40 years of public and private sector experience including 15 years in the insurance industry including, sales and sales management with MetLife and independent property and casualty brokerage. His entrepreneurial expertise includes marketing consulting, corporate management and commercial/residential real estate development. He has served in a corporate governance capacity as secretary to a number of start-up companies. Since September, 2007, Mr. Crabb has been an independent real estate development consultant. Until September, 2007, Mr. Crabb was Secretary of Telkonet, until February, 2009, Mr. Crabb was Secretary of Microwave Systems, and until October, 2009, Mr. Crabb was Secretary of Geeks on Call. The Company believes Mr. Crabb’s past experience in corporate compliance gives him the qualifications and skill to serve as a director.

John W. Hanback, Chief Technology Officer

Mr. Hanback joined the company on December 29, 2010 in connection with the Merger. Mr. Hanback has 44 years of experience in systems design and construction, including heavy construction and concrete systems.  Early in his career Mr. Hanback’s mechanical creativity and intricate skills were honed designing and modifying high performance Indy and Formula racecars.  A partner with the prestigious Vitreous State Laboratory in Washington, DC, he subsequently spent 18 years building major infrastructure projects, site development and heavy erection.  During that time, he developed the core technological concepts, along with the practical experience necessary to design pre-cast concrete systems using complex large scale multi-dimensional components.  Later, as President and CEO of a Research & Development Co., Mr. Hanback led and conducted research and development of super concretes, ceramics, and mold making elastomers, as well as proprietary automatic molding systems.  In addition to owning and operating a pre-cast concrete production facility, Mr. Hanback has also designed numerous innovative pre-cast concrete construction systems to produce structures and buildings of all types.  Mr. Hanback has written multiple patents that are pending specifically for Clean Wind Energy Tower, Inc. The Company believes Mr. Hanback’s past experience in engineering and systems design and construction gives him the qualifications and skill to serve as a director.  Since 1994, Mr. Hanback has conducted private research and development for Ceramic Building Technologies, LLC, including research of high-strength concretes and ceramics, and innovative construction techniques and procedures.

Itzhak Tepper, P.E. Chief Structural Engineer

Mr. Tepper joined the company on December 29, 2010 in connection with the Merger. Mr. Tepper is an accomplished Senior Structural Engineer with over 45 years of international experience in the construction of stadiums, hotels, medical facilities, parking structures, industrial facilities, shopping centers, office buildings and educational and institutional facilities.  Mr. Tepper designed pre-cast concrete production facilities and developed their prototype products.  In addition, he also developed the use of steel mesh and stainless steel mesh in concrete construction. His vast construction experience is an invaluable asset to Clean Wind Energy Tower, Inc. in the design and construction of our world changing energy production facility. The Company believes Mr. Tepper’s past experience in engineering and construction gives him the qualifications and skill to serve as a director.  Between May and November, 2010, Mr. Tepper was an independent consultant for The Watkins Partnership, a structural engineering consulting firm and AFWLLC, an engineering consulting firm. From May, 2005 to May, 2010, Mr. Tepper was a Senior Structural Engineer with The Watkins Partnership.

Ownkar Persaud, Chief Financial Officer

Mr. Persaud joined the company on December 29, 2010 in connection with the Merger. Mr. Persaud is a Chartered Accountant with extensive public and private company experience. He has served as the Vice President of Finance and Principal Accounting Officer for MSTI Holdings, Inc. (PINK: MSHI.PK), a publicly traded cable, telephone and Internet service provider, in which capacity he managed the Company’s financial operations. He was also the Assistant Controller and SOX Compliance Officer for Telkonet, a publicly traded energy management solutions provider. Mr. Persaud served as Assistant Controller at SOTAS Inc., a provider of telecommunication network management services. Since May 2010, Mr. Persaud has been an independent consultant to public companies on SEC reporting and compliance matters. Until June, 2009, Mr. Persaud was the Vice President of Finance of Microwave Satellite. The Company believes Mr. Persaud’s past experience in corporate finance and compliance gives him the qualifications and skill to serve as a Chief Financial Officer.

Thomas S. Smith, Director

Mr. Smith has served as a member of the Company’s Board of Directors since 1977. Mr. Smith resigned as the Company’s President effective December 29, 2010 pursuant to the terms of the Merger Agreement. He has been engaged in the private practice of law for more than the past five years. He received his BS degree from the University of Idaho, and his Juris Doctorate from Gonzaga University. Mr. Smith serves as the president and a director of Nevada Stewart Mining Company, as a director of Highland Surprise Mining Company, and the Secretary/Treasurer of Homestake Silver and Lead Mining Company, all of which are non-reporting public companies. The Company believes Mr. Smith’s background in providing legal services gives him the qualifications and skill to serve as a director.

H. James Magnuson, Director

Mr. Magnuson has served as a member of the Company’s Board of Directors since 2007. Mr. Magnuson resigned as the Company’s Vice President effective December 29, 2010 pursuant to the terms of the Merger Agreement. Since 1979, Mr. Magnuson has been an attorney engaged in the private practice of law in Coeur d’Alene, Idaho, and received his BS degree from the University of Idaho and his Juris Doctorate from Boston College. The Company believes Mr. Magnuson’s background in providing legal services gives him the qualifications and skill to serve as a director.

Arthur P. Dammarell, Director

Mr. Dammarell has served as a member of the Company’s Board of Directors since 2006. From 2000 through March 2006, Mr. Dammarell was the principal financial officer, treasurer and a director of Nova Oil, Inc. (now Nova Biosource Fuels, Inc.). He received his BA degree in Urban and Regional Planning from Eastern Washington University. The Company took into account his prior work in both public and private organizations providing consulting on development project financing and believe Mr. Dammarell’s past experience in these fields gives him the qualifications and skill to serve as a director.

Section 16(a) Beneficial Ownership Reporting

Based solely upon a review of the copies of the forms furnished to the Company and written representations from officers and directors of the Company that no other reports were required, during the year ended December 31, 2010, all filing requirements under Section 16(a) of the Exchange Act applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

Code of Ethics

The Company has not yet adopted a Code of Conduct and Ethics that applies to all directors, officers and employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer. The Company’s management is in the process of finalizing the Code of Conduct and Ethics and will have a copy completed when it files its 10-Q for March 31, 2011.

The Company does not have a separately-designated standing audit committee or a committee performing similar functions.  Because the Company does not have an audit committee, the company has not yet determined whether any of its directors qualifies as an audit committee financial expert. Currently, the Company Board of Directors review the Company’s 10-K and financial statements.

Item 11.  EXECUTIVE COMPENSATION

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2010 and 2009, to all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year.  No other executive officers received compensation in excess of $100,000 for such fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)		Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ronald W. Pickett, President, Chief Executive Officer and Chairman (1)	2010	$34,614	(2)	$0	$0	(3)	$0	$0	$0	$0	$34,614
	2009	n/a		n/a	n/a		n/a	n/a	n/a	n/a	n/a
Thomas S. Smith, Director, Former President (4)	2010	$0		$0	$0		$0	$0	$0	$0	$0
	2009	$500		$0	$2,500	(5)	$0	$0	$0	$0	$3,000

(1)	Appointed as President, Chief Executive Officer and Chairman effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(2)	This amount represents accrued salary for Mr. Pickett for his services as an executive officer of Clean Wind for the period of inception through December 31, 2010.

(3)
On September 22, 2010, Clean Wind Energy issued Mr. Pickett 20,000 shares of its common stock in exchange for cash and services rendered from Clean Wind Energy’s inception through September 22, 2010 at a price equal to $.001 per share (the par value of the shares).  Based upon the status of Clean Wind Energy as of September 22, 2010, such as its lack of assets, activities, commitments for funding and operations, the Company believes the fair value of Clean Wind Energy’s common stock was its par value at such time.  In addition, the Company believes there is no material value that can be attributed to the ministerial services rendered by Clean Wind Energy’s founders prior to the issuance of such shares.  Accordingly, the Company believes Clean Wind Energy did not pay any material equity-based compensation to officers and employees for services during the period from inception through December 31, 2010.

(4)	Resigned as President effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(5)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Director Compensation Table

The following table and related footnotes show the compensation paid during the fiscal year ended December 31, 2010 to the Company’s directors for their service as directors.

Name	Fees earned or paid in cash ($)		Stock awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert P. Crabb (1)	$10,386	(2)	$0	(3)	$0	$0	$0	$0	$10,386
H. James Magnuson	$0		$0		$0	$0	$0	$0	$0
Arthur P. Dammarell	$0		$0		$0	$0	$0	$0	$0
Dale B. Lavigne (4)	$0		$0		$0	$0	$0	$0	$0
Terrence J. Dunne (5)	$0		$7,000	(6)	$0	$0	$0	$0	$7,000

(1)	Appointed as director effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(2)	Clean Wind has accrued salary for Mr. Crabb for his services as an executive officer of Clean Wind for the period of inception through December 31, 2010 in the amount of $10,386.

(3)
On September 22, 2010, Clean Wind Energy issued Mr. Crabb 4,000 shares of its common stock in exchange for cash and services rendered from Clean Wind Energy’s inception through September 22, 2010 at a price equal to $.001 per share (the par value of the shares).  Based upon the status of Clean Wind Energy as of September 22, 2010, such as its lack of assets, activities, commitments for funding and operations, the Company believes the fair value of Clean Wind Energy’s common stock was its par value at such time.  In addition, the Company believes there is no material value that can be attributed to the ministerial services rendered by Clean Wind Energy’s founders prior to the issuance of such shares.  Accordingly, the Company believes Clean Wind Energy did not pay any material equity-based compensation to officers and employees for services during the period from inception through December 31, 2010.

(4)	Resigned as a director effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(5)	Resigned as a director effective October 29, 2010.

(6)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Narrative to Summary Compensation Table and Director Compensation Table

During the year ended December 31, 2010, the Company provided no stock options, warrants, or stock appreciation rights.  On December 29, 2010, pursuant to the Merger, Clean Wind Energy became a wholly-owned subsidiary of the Company.  Clean Wind Energy has employment agreements with its officers as described below.  Clean Wind has accrued salaries for all its executives from inception through December 31, 2010 in the amount of $148,846.  On December 29, 2010, the Company issued 100,000 shares of Common Stock to former director Terrence J. Dunne in connection with services provided to the Company.  The Company did not otherwise compensate its directors of executive officers in 2010.

During the year ended December 31, 2009, each director, and the one officer who was not a director, received 50,000 common shares, which were valued at $0.05 per share, amounting to $18,000. In addition, each individual was paid $500 cash. The Company provided no stock options, warrants, or stock appreciation rights, and during the year ended December 31, 2009 there were no employment contracts or incentive pay agreements, severance arrangements with any officer or director.

No officer or director has outstanding unexercised options, stock that has not vested, or equity incentive plan awards.  The Company maintains no employee benefits plans.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

On December 29, 2010, pursuant to the Merger, Clean Wind Energy became a wholly-owned subsidiary of the Company.  Clean Wind Energy has employment agreements with its executive officers.  Each of the employment agreements was entered into on September 22, 2010 and amended on November 22, 2010.

Name	Position(s)	Term	Salary	Bonus	Severance
Ronald W. Pickett	President, Chief Executive Officer	3 years; renewable for 1 year on mutual consent	$200,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.
Stephen Sadle	Chief Operating Officer	3 years; renewable for 1 year on mutual consent	$175,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.
Robert P. Crabb	Secretary, Chief Marketing Officer	3 years; renewable for 1 year on mutual consent	$60,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.
John W. Hanback	Chief Technology Officer	3 years; renewable for 1 year on mutual consent	$175,000	Board Discretionary	None
Itzhak Tepper	P.E. Chief Structural Engineer	3 years; renewable for 1 year on mutual consent	$150,000	Board Discretionary	None
Ownkar Persaud	Chief Financial Officer	3 years; renewable for 1 year on mutual consent	$100,000	Board Discretionary	Three (3) months salary and benefits for termination due to a change of control

The foregoing descriptions of the employment agreements do not purport to be complete and are qualified in their entirety by reference to such employment agreements which are included as exhibits to this Form 10-K, were filed with the SEC on Form 8-K on December 30, 2010.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of March 30, 2011, the beneficial ownership of our common stock by:

(1) each person or entity who is known by us to beneficially own more than five percent (5%) of our common stock;

(2) each of our directors;

(3) each Named Executive Officer; and

(4) all of our directors and executive officers as a group.

Set forth below is certain information, as of March 30, 2011, with respect to each person (including any group as that term is used in section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock.  Unless otherwise indicated, the address of each beneficial owner is c/o Clean Wind Energy Tower, Inc., 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 and the nature of beneficial ownership is direct.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Ronald W. Pickett	80,000,000	24.9%
John W. Hanback	64,000,000	19.9%
Stephen Sadle	60,000,000	18.7%
Itzhak Tepper	60,000,000	18.7%
Robert P. Crabb	16,000,000	5.0%

(1)	Based upon 321,155,199 shares of Common Stock outstanding as of March 30, 2011.

Security ownership of management

Set forth below is certain information, as of March 30, 2011, as to the Company’s Common Stock beneficially owned by all directors, each of the named executive officers, and directors and executive officers of the Company as a group.  Unless otherwise indicated, all beneficial ownership is direct.

Name of Beneficial Owner	Title of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Ronald W. Pickett	President, Chief Executive Officer and Chairman	80,000,000	(3)	24.9%
Stephen Sadle	Chief Operating Officer	60,000,000	(3)	18.7%
Robert P. Crabb	Secretary, Chief Marketing Officer and Director	16,000,000	(3)	5.0%
John W. Hanback	Chief Technology Officer	64,000,000	(3)	19.9%
Itzhak Tepper	P.E. Chief Structural Engineer	60,000,000	(3)	18.7%
Ownkar Persaud	Chief Financial Officer	10,000,000	(3)	3.1%
Thomas S. Smith	Director	1,144,000		*
H. James Magnuson	Director	1,811,114	(2)	*
Arthur P. Dammarell	Director	525,500		*
Directors and executive officers as a group (9 persons)	---	293,480,614		91.3%

* Less than 1%.

(1)	Based upon 321,155,199 shares of Common Stock outstanding as of March 30, 2011.

(2)	Includes 1,368,891 shares held in trust for the benefit of Mr. Magnuson’s relatives. As trustee, Mr. Magnuson has the power to vote such shares, but disclaims any beneficial ownership in the shares.

(3)
Includes certain shares noted in the executive employment agreement which states that during the first twelve months, after 90 days of employment if there is voluntarily termination by the executive, 90% of the shares will be forfeited to the Company. If the executive dies during the first twelvemonths, the shares distributed to the beneficiary will be 50% of the shares plus 1/24th of the remaining 50% for each month he was employed during the period of the 13th to the 24th month of the agreement. If termination is due to disability, the shares distributed will be 25% of the shares plus for each month of employment an additional amount of shares prorated at 1/36th of the remaining 75%, any undistributed shares will be forfeited to the Company.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Except as set forth below, since January 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and in which any director, executive officer, other stockholders of more than 5% of the Company’s Common Stock or any member of their immediate family had or will have a direct or indirect material interest.

The Company pays H.F. Magnuson and Co., where its former Secretary and Principal Accounting Officer, Dennis O’Brien, is employed, for general administrative and accounting services. The amount paid in 2010 was $3,800 and the amount paid to date in 2011 is $0.  Mr. O’Brien has no ownership interest in H. F. Magnuson & Company.  Prior to the effect of the Merger, the Estate of H.F. Magnuson owned 10.31% of the Company’s Common Stock.  Prior to the effect of the Merger, H. James Magnuson, the son on H. F. Magnuson, owned 8.64% of the outstanding Common Stock of the Company (1,368,891 shares of which he holds in trust for H.F. Magnuson’s relatives).

During the periods of November and December, 2010, Ronald W. Pickett, a director and executive officer of the Company, advanced Clean Wind Energy $71,333 (cash received and deposited of $22,000 and the balance of $49,333 is reimbursable expenses). These amounts are interest free advances.  Clean Wind Energy also owes reimbursable expenses of approximately $15,000 to Stephen Sadle.

On December 29, 2010, the Company agreed to issue 100,000 shares of Common Stock to former director Terrence J. Dunne in connection with services provided to the Company.

Indemnification Agreements

On March 30, 2011, the Company entered into Indemnification Agreements with directors Thomas Smith, H. James Magnuson and Arthur P. Dammarell, and executives Ronald Pickett, President and Chief Executive Officer and Ownkar Persaud, Chief Financial Officer.

The Indemnification Agreements provide that the Company will indemnify the Company's officers and directors, to the fullest extent permitted by law, relating to, resulting from or arising out of any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation by reason of the fact that such officer or director (i) is or was a director, officer, employee or agent of the Company or (ii) is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.. In addition, the Indemnification Agreements provide that the Company will make an advance payment of expenses to any officer or director who has entered into an Indemnification Agreement, in order to cover a claim relating to any fact or occurrence arising from or relating to events or occurrences specified in this paragraph, subject to receipt of an undertaking by or on behalf of such officer or director to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Company as authorized under this Agreement,.

The foregoing summary of the Indemnification Agreements is subject to, and qualified in its entirety by, the Form of Indemnification Agreement, which is included as an Exhibit to this Annual Report on Form 10-K.

Director Independence

We believe that director Arthur P. Dammarell is “independent” as that term is defined in Rule 303A.02 of the NYSE Listed Company Manual.  For such director there were no transactions, relationships or arrangements not disclosed in Item 13 above, that were considered by the Board of Directors under the applicable independence definitions in determining that the director is independent.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

RBSM LLP (“RBSM”) has served as our independent registered public accounting firm since December 30, 2010. RBSM was also Clean Wind Energy’s independent registered public accounting firm prior to the Merger on December 29, 2010.  Prior to December 30, 2010, DeCoria, Maichel & Teague P.S. (“DM&T”) served as the Company’s independent registered accounting firm.

(1) Audit Fees

RBSM has not billed us any audit fees during 2010. These fees would relate to the audit of our annual consolidated financial statements and the review of the interim consolidated financial statements and services in connection with statutory and regulatory filings or engagements. DM&T billed the Company audit fees in the aggregate amounts of $18,241 and $0 for 2009 and 2010, respectively.

(2) Audit-Related Fees

RBSM billed us audit-related fees in the aggregate amount of $10,000 during 2010. These fees relate to the audit of our subsidiary, Clean Wind Energy’s September 30, 2010 financial statements and review of the Form 8-K. DM&T did not billed the Company audit-related fees for 2009 and 2010.

(3) Tax Fees

No fees of this sort were billed by RBSM during 2010 or by DM&T during 2009 or 2010.

(4) All Other Fees

No fees of this sort were billed by RBSM during 2010 or by DM&T during 2009 or 2010.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of RBSM on Consolidated Financial Statements as of and for the period ended December 31, 2010

Consolidated Balance Sheet as of December 31, 2010

Consolidated Statements of Operations for the Year ended December 31, 2010

Consolidated Statements of Stockholders’ Deficit for the Year ended December 31, 2010

Consolidated Statements of Cash Flows for Year ended December 31, 2010

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules.

Additional Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibits Index

The following exhibits are included herein or incorporated by reference:

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of December 29, 2010, by and among Superior Silver Mines, Inc., Superior Silver Mines Acquisition Corp., and Clean Wind Energy, Inc. (1)
2.2	Plan of Domestication of Superior Silver Mines, Inc., dated December 21, 2010 (1)
2.3	Nevada Articles of Domestication of Superior Silver Mines, Inc., dated December 27, 2010 (1)
2.4	Idaho Statement of Domestication of Superior Silver Mines, Inc., dated December 22, 2010 (1)
2.5	Articles of Merger by and between Clean Wind Energy Tower, Inc. and Superior Silver Mines, Inc. (2)
3.1	Articles of Incorporation of Clean Wind Energy Tower, Inc. (1)
3.2	Amended Bylaws of Clean Wind Energy Tower, Inc. (3)
4.1	Form of Common Stock Certificate
10.1	Letter Agreement between Clean Wind Energy, Inc. and Source Capital Group, Inc., dated November 22, 2010 (1)
10.2	Deed of Lease, dated December 1, 2010, by and between CKP One, LLC and Clean Wind Energy, Inc. (1)
10.3	Lease Agreement, dated October 20, 2010, and effective November 1, 2010, by and between Office Suites PLUS at Annapolis and Clean Wind Energy, Inc. (1)
10.4	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ronald Pickett, and Amendment dated November 22, 2010 (1)
10.5	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Stephen Sadle, and Amendment dated November 22, 2010 (1)
10.6	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Robert Crabb, and Amendment dated November 22, 2010 (1)
10.7	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and John W. Hanback, and Amendment dated November 22, 2010 (1)
10.8	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Itzhak Tepper, PE, and Amendment dated November 22, 2010 (1)
10.9	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ownkar Persaud, and Amendment dated November 22, 2010 (1)

10.10	Form of Director and Officer Indemnification Agreement

Exhibit	Description

21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ownkar Persaud
32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ownkar Persaud pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 30, 2010 and incorporated herein by reference.

(2)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.

(3)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 28, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN WIND ENERGY TOWER, INC.

Dated: April 12, 2011	By:	/s/ Ronald W. Pickett
Name: Ronald W. Pickett
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2011	By:	/s/ Ronald W. Pickett
Name: Ronald W. Pickett
President, Chief Executive Officer (PEO), Director

Dated: April 12, 2011	By:	/s/ Ownkar Persaud
Name: Ownkar Persaud
Chief Financial Officer (PFO and PAO)

Dated: April 12, 2011	By:	/s/ Robert P. Crabb
Name: Robert P. Crabb
Director

Dated: April 12, 2011	By:	/s/ Thomas S. Smith
Name: Thomas S. Smith
Director

Dated: April 12, 2011	By:	/s/ H. James Magnuson
Name: H. James Magnuson
Director

Dated: April 12, 2011	By:	/s/ Arthur P. Dammarell
Name: Arthur P. Dammarell
Director

EXHIBIT INDEX

Exhibit	Description

4.1	Form of Common Stock Certificate
10.10	Form of Director and Officer Indemnification Agreement

21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ownkar Persaud

32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Ownkar Persaud pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Clean Wind Energy Tower, Inc.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Clean Wind Energy Tower, Inc.

We have audited the accompanying consolidated balance sheet of Clean Wind Energy Tower, Inc. (the “Company”), a development stage company as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the period from July 26, 2010 (date of inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of Clean Wind Energy Tower, Inc. as of December 31, 2010, and the results of operations, stockholders’ deficit and cash flows for the period from July 26, 2010 (date of inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company is a development stage company and is incapable of generating sufficient cash flow to sustain its operations without securing additional financing, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
April 12, 2011

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Consolidated Balance Sheet

December 31,
2010
Assets:
Current assets:
Cash and cash equivalents	$195,184
Prepaid expenses	29,697
Total current assets	224,881
Other assets:
Deposits	9,330
Total other assets	9,330
Total assets	$234,211

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$191,581
Accrued liabilities and expenses	183,126
Advances from stockholders/officers	47,000
Total current liabilities	421,707
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding	-
Common stock, par value $0.0001; 500,000,000 shares authorized; 20,955,199 shares issued and outstanding at December 31, 2010	2,096
Common stocks to be issued	457,000
Additional paid-in-capital	191,565
Deficit accumulated during development stage	(838,157)
Total stockholders’ deficit	(187,496)

Total liabilities and stockholders’ deficit	$234,211

The accompanying notes are an integral part of these consolidated financial statements.

Clean Wind Energy Tower, Inc.
(A development Stage Company)
Consolidated Statement of Operations

For the Period
from July 26, 2010
(date of inception)
through December
31, 2010
Revenue	$-
Operating expenses:
Research and development	73,559
Legal and accounting fees	190,537
Consulting fees	443,972
General and administrative	130,089
Total expenses	838,157
Net loss	$(838,157)

Net loss per common share:
Basic	$(0.04)
Diluted	$(0.04)
Weighted average number of common shares outstanding — basic and diluted	20,955,199

The accompanying notes are an integral part of these consolidated financial statements.

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit
For the Period from July 26, 2010 (Date of Inception) Through December 31, 2010

	Common Stock		Stock To Be Issued
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, date of inception (July 26,2010), adjusted for recapitalization	20,955,199	$2,096	-	-	$191,565	-	$193,661
Recapitalization and direct costs resulting from the reverse merger: Shares to be issued to Clean Wind Energy’s stockholders	-	-	300,000,000	30,000	-	-	30,000
Shares to be issued for consulting services rendered in connection with the reverse merger			6,100,000	427,000	-	-	427,000
Net loss	-	-				(838,157)	(838,157)
Balance, December 31,2010	20,955,199	$2,096	306,100,000	$457,000	$191,565	$(838,157)	$(187,496)

The accompanying notes are an integral part of these consolidated financial statements.

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows

For the Period
from July 26, 2010
(date of inception)
through December
31, 2010

Cash Flows from Operating Activities:
Net loss	$(838,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock to be issued in exchange for services rendered	427,000
Changes in operating assets and liabilities:
Prepaid expenses	(29,697)
Deposits	(9,330)
Accounts payable and accrued expenses	374,707
Advances from stockholders/officers	47,000
Net Cash Used In Operating Activities	(28,477)

Cash flows from investing activities:
Cash acquired from reverse merger	223,586
Net Cash Provided by Investing Activities	223,586

Cash flows from financing activities:
Proceeds from issuance of subsidiary’s common stock	75
Net Cash Provided By Financing Activities	75

Net increase in cash and cash equivalent	195,184
Cash and cash equivalent, at beginning of period	-
Cash and cash equivalent, at end of period	$195,184

Supplemental Disclosures of Cashflow Information:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these financial statements.

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 — Nature of Operations

Clean Wind Energy Tower, Inc. (the “Company”, “we”, “us”, “our”) (formerly known as Superior Silver Mines, Inc.) was incorporated in the State of Idaho on January 22, 1962 as Superior Mines Company and then changed its name to Superior Silver Mines, Inc.  The Company reincorporated as a Nevada corporation on December 27, 2010.  The Company has been dormant for a number of years, and has no known mineral reserves.

On December 29, 2010, pursuant to an Agreement and Plan of Merger, dated December 29, 2010 (the “Merger Agreement”), the Company consummated a reverse merger (the “Merger”) with Clean Wind Energy, Inc., a corporation formed under the laws of the State of Delaware on July 26, 2010 (“Clean Wind Energy”).  In connection with the Merger, the Company issued to the stockholders of Clean Wind Energy in exchange for their Clean Wind Energy Common Stock, the right to receive an aggregate of 300,000,000 shares of the Company’s Common Stock.  The Merger was accounted for as a “reverse merger”, since the stockholders of Clean Wind Energy owned a majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control.

For accounting purposes, Clean Wind Energy was the surviving entity. The transaction was accounted for as a recapitalization of Clean Wind Energy pursuant to which Clean Wind Energy was treated as the surviving and continuing entity although the Company is the legal acquirer rather than a reverse acquisition.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical financial statements are those of Clean Wind Energy immediately following the consummation of the reverse merger.

On January 21, 2011, the Company changed its name to Clean Wind Energy Tower, Inc.  In addition, effective January 24, 2011, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from SSVM.OB to CWET.OB.

Until the consummation of the Merger, the Company’s purpose was to seek, investigate and, if such investigation warranted, acquire an interest in business opportunities presented to it by persons or firms who, or which, desire to seek the perceived advantages of a publicly registered corporation.  Because the Company had no operations and only nominal assets until the Merger, it was considered a shell company under rules promulgated by the U.S. Securities and Exchange Commission.

Note 2 — Summary of Significant Accounting Policies

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has no significant assets and has incurred losses since inception. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from July 26, 2010 (date of inception) through December 31, 2010, the Company has incurred a loss of $838,157.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Clean Wind Energy.  All significant intercompany balances and transactions have been eliminated in consolidation.

Basic and diluted net loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted net loss per share as their effect would be anti-dilutive. The Company has no common stock equivalents at December 31, 2010.

Income taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Cash and cash equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash and cash equivalents.

Revenue recognition

The Company has generated no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred internal cost of $73,559 for research and development since inception date, July 26, 2010 through December 31, 2010 and has expensed this cost accordingly. The company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, other assets and accounts payable and accrued expenses consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of our notes and advances payable is based on management estimates and reasonably approximates their book value based on their current maturity.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.   This update provides amendments to ASC Topic 350—Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. ASU 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. We do not expect ASU 2010-28 to have any impact on our financial statements.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company does not expect the provisions of this guidance to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010.   The Company does not expect the provisions of this guidance to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. The Company does not expect the provisions of this guidance to have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”).  2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement to have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06—Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820—Fair Value Measurements and Disclosures that requires additional disclosures about significant transfers into and out of Levels 1 and 2 in the fair value measurements, as well as reasons for the transfers. It also clarifies existing disclosures related to the level of disaggregation in the disclosures as well as the required disclosures about inputs and valuation techniques. The adoption of this portion of the standard which was effective January 1, 2010, has not had a material impact on our financial statements. See Note 2 below for further discussion of this statement and its effect on the financial statements presented herein. Additionally a portion of this standard is effective for interim and annual reporting periods beginning after December 15, 2010. This portion requires disclosure of purchases, sales, issuance and settlements in the reconciliation of Level 3 fair value measurements.  We do not expect this portion of the standard to have any impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13—Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force, which amends ASC Topic 605 - Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. We do not expect ASU 2009-13 to have any impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 — Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has not established any sources of revenue to cover its operating expenses. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured. As shown in the accompanying consolidated financial statements, the Company has not generated any revenue for the period from July 26, 2010 (date of inception) through December 31, 2010. The Company had cash balance of $195,184 at December 31, 2010, acquired mostly from the reverse merger and funding from one of its officers. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. Subsequent to December 31, 2010, certain shareholders of the Company have committed to meeting operating expenses. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 4 — Commitments and Contingencies

Office Leases Obligations

The Company leases approximately 100 square feet of office space at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 pursuant to a lease that expires October 31, 2011 and leases approximately 8,435 square feet of commercial space in Warrenton, Virginia pursuant to a lease that expires November 30, 2013.

The Company maintains one unpatented lode mining claim, #IMC39643, claim name-Abbatoir, which is leased to U.S. Silver Corporation.

Commitments for minimum rentals under non cancelable leases at December 31, 2010 are as follows:

2011	$90,280
2012	81,890
2013	105,366
Total	$277,536

Employment agreements

On December 29, 2010, pursuant to the Merger, Clean Wind Energy became a wholly-owned subsidiary of the Company.  Clean Wind Energy has employment agreements with its executive officers.  Each of the employment agreements was entered into on September 22, 2010 and amended on November 22, 2010.

Name	Position(s)	Term	Salary	Bonus	Severance
Ronald W. Pickett	President, Chief Executive Officer	3 years; renewable for 1 year on mutual consent	$200,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.
Stephen Sadle	Chief Operating Officer	3 years; renewable for 1 year on mutual consent	$175,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.
Robert P. Crabb	Secretary, Chief Marketing Officer	3 years; renewable for 1 year on mutual consent	$60,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.
John W. Hanback	Chief Technology Officer	3 years; renewable for 1 year on mutual consent	$175,000	Board Discretionary	None
Itzhak Tepper	P.E. Chief Structural Engineer	3 years; renewable for 1 year on mutual consent	$150,000	Board Discretionary	None
Ownkar Persaud	Chief Financial Officer	3 years; renewable for 1 year on mutual consent	$100,000	Board Discretionary	Three (3) months salary and benefits for termination due to a change of control

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not party to any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Note 5 — Income Taxes

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the period from July 26, 2010 (date of inception) through December 31, 2010, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $411,000, which expire beginning in 2030. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.
The income tax provision (benefit) consists of the following:

December 31, 2010
Federal:
Current	$-
Deferred	293,000
293,000
State and local:
Current	-
Deferred	69,000
69,000

Change in valuation allowance	(362,000)

Income tax provision (benefit)	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the period from July 26, 2010 (date of inception) through December 31, 2010 as follows:

December 31, 2010
Statutory federal income tax rate	(35.0%)
Statutory state and local income tax rate (8.25%), net of federal benefit	(5.4%)
Change in valuation allowance	40.4%
Effective tax rate	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

December 31, 2010
Deferred tax assets (liabilities):
Stock based compensation to be issued for services rendered	$184,000
Net operating loss carry forward	178,000
Less: valuation allowance	(362,000)
Net deferred tax asset	$-

The Company has not yet filed its tax returns for the period from July 26, 2010 (date of inception) through December 31, 2010.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

Note 6 — Related Party Transactions

The Company paid H.F. Magnuson and Co. for Dennis O’Brien, who was the former Secretary and Principal Accounting Officer. Mr. O’Brien has no ownership interest in H. F. Magnuson & Company.  Prior to the effect of the Merger, the Estate of H.F. Magnuson owned 10.31% of the Company’s Common Stock.  Prior to the effect of the Merger, H. James Magnuson, the son of H. F. Magnuson, owned 8.64% of the outstanding Common Stock of the Company (1,368,891 shares of which he holds in trust for H.F. Magnuson’s relatives).

During the periods of November and December, 2010, Ronald W. Pickett, a director and executive officer of the Company, advanced Clean Wind Energy $71,333 (cash received and deposited of $22,000 and the balance of $49,333 is reimbursable expenses). These amounts are interest free advances.  Clean Wind Energy also owes reimbursable expenses of approximately $15,000 to Stephen Sadle, the Chief Operating Officer of the Company.

On December 29, 2010, the Company agreed to issue 100,000 shares of its Common Stock to a former director Terrence J. Dunne in connection with services provided to the Company. The shares were expensed as consulting fees at the fair value of $0.07 per share, resulting in a total expense of $7,000 accounted for in the financial statements of December 31, 2010. These 100,000 shares were issued in March 2011 to Terrence Dunne.

Note 7 — Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of its common stock, with par value of $0.0001 per share. As of December 31, 2010, there were 20,955,199 shares of common stock issued and outstanding. The Company also had 306,100,000 shares of common stock to be issued at December 31, 2010, to the shareholders of Clean Wind Energy and consultants.

Merger transaction

On September 22, 2010, Clean Wind Energy issued 75,000 shares of its common stock to its founders for $75. As of December 29, 2010, and prior to the consummation of the merger there were 75,000 shares of Clean Wind Energy's common stock issued and outstanding.

On December 29, 2010, the Company merged with Clean Wind Energy, a Delaware corporation, pursuant to an Agreement and Plan of Merger. Under the terms of the Agreement, each share of Clean Wind Energy’s capital stock was converted into the right to receive 4,000 shares of the Company’s common stock with an aggregate of 300,000,000 shares.

The Company is a publicly registered corporation with no significant operations prior to the merger. For accounting purposes, Clean Wind Energy shall be the surviving entity. The transaction is accounted for as a recapitalization of Clean Wind Energy pursuant to which Clean Wind Energy is treated as the surviving and continuing entity although the Company is the legal acquirer rather than a reverse acquisition. Accordingly, the registrant or the Company historical financial statements are those of Clean Wind Energy immediately following the consummation of the reverse merger.

These 300,000,000 shares have been accounted for as common stock to be issued as of December 31, 2010. In addition, the Company has agreed to issue 6,100,000 shares of its common stock for consulting services rendered in connection with the merger.

Note 8 — Subsequent Events

Common Stock To Be issued

The total of 300,000,000 shares of common stock due to the stockholders of Clean Wind Energy as a result of the merger on December 29, 2010, with Clean Wind Energy Tower, Inc. was issued on March 29, 2011. In addition, the 100,000 shares for consulting services were issued in March 2011.

The total of 6,000,000 shares of common stock for consulting services provided during the merger of Clean Wind Energy Tower, Inc. with Clean Wind Energy have not yet being issued as of March 31, 2011, and may be issued at a later date.

In April, 2011, the Company has issued Subscription Agreements to prospective investors to raise capital, the proceeds will be used towards developing and furthering the Company’s business plan and research and development. The Company has received signed Subscription Agreements from potential investors to purchase an aggregate of 10,000,000 shares of the Company’s common stock at a strike price of $0.10 per share for an aggregate purchase price of $1,000,000. The Company has received payments of $384,000 from certain investors as of April 10, 2011.