Form 10-Q
period 2011-03-31
CLEAN WIND ENERGY TOWER, INC.
filed 2011-05-16
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission file number 000-53035
CLEAN WIND ENERGY TOWER, INC.
(Exact name of Issuer as specified in its charter)

Nevada	82-6008752
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1997 Annapolis Exchange Pkwy., Suite 300, Annapolis, MD	21401
(Address of Principal Executive Offices)	(Zip Code)

(410) 972 - 4713
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 325,419,621 shares of Common Stock ($.0001 par value) as of May 10, 2011.

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
FORM 10-Q for the Quarter Ended March 31, 2011

Index

Page

PART I. FINANCIAL INFORMATION	2

Item 1. Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets: March 31, 2011(unaudited) and December 31, 2010	2

Condensed Consolidated Statements of Operations: For three months Ended March 31, 2011 (unaudited) and for the period from July 26, 2010 (date of inception) through March 31, 2011 (unaudited)	3

Condensed Consolidated Statement of Equity For the period July 26, 2010 (date of inception) through March 31, 2011 (unaudited)	4

Condensed Consolidated Statements of Cash Flows: For three months Ended March 31, 2011 (unaudited) and for the period from July 26, 2010 (date of inception) through March 31, 2011 (unaudited)	5

Notes to Condensed Unaudited Consolidated Financial Statements: March 31, 2011	6

Item 2. Management’s Discussion and Analysis	11

Item 3. Quantitative and Qualitative Disclosures About Material Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION	16

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. (Removed and Reserved)	16

Item 5. Other Information	16

Item 6. Exhibits	17

Signatures	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$48,653	$195,184
Prepaid expenses	12,500	29,697
Total current assets	61,153	224,881

Property and equipment, net	2,309	-

Other assets:
Other assets	9,330	9,330
Total other assets	9,330	9,330

Total Assets	$72,792	$234,211

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$162,654	$191,581
Accrued liabilities and expenses	416,383	183,126
Advances from stockholders/officers	22,000	47,000
Total current liabilities	601,037	421,707

Stockholders’ Deficit:
Preferred stock, par value $.0001 per share; 10,000,000 shares authorized; none issued or outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock, par value $.0001 per share; 500,000,000 shares authorized; 321,155,199 and 20,955,199 shares issued and outstanding at March 31,2011 and December 31, 2010, respectively	32,116	2,096
Common stock to be issued	540,000	457,000
Additional paid-in-capital	218,545	191,565
Accumulated deficit during development stage	(1,318,906)	(838,157)
Total stockholders’ deficit	(528,245)	(187,496)

Total Liabilities and Stockholders’ Deficit	$72,792	$234,211

See accompanying notes to the unaudited condensed consolidated financial statements

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
 (Unaudited)

	For the Three months ended March 31, 2011	For the Period from July 26, 2010 (date of inception) to March 31, 2011
Revenue	$-	$-
Operating expenses:
Research and development	111,148	184,707
Legal and accounting fees	76,461	266,998
Consulting fees	50,000	493,972
General and administative	243,140	373,229
Total expenses	480,749	1,318,906
Net loss	$(480,749)	$(1,318,906)

Net loss per common share
Basic	$(0.01)
Diluted	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	44,344,088

See accompanying notes to the unaudited condensed consolidated financial statements

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For The Period From July 26, 2010 (Date of Inception) Through March 31, 2011
(Unaudited)

	Common Stock		Stock To Be Issued
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, date of inception (July 26,2010), adjusted for recapitalization	20,955,199	$2,096	-	-	$191,565	-	$193,661

Recapitalization and direct costs resulting from the reverse merger: Shares to be issued to Clean Wind Energy’s stockholders	-	-	300,000,000	30,000	-	-	30,000

Shares to be issued for consulting services rendered in connection with the reverse merger			6,100,000	427,000	-	-	427,000

Net loss	-	-	-	-	-	(838,157)	(838,157)
Balance, December 31, 2010	20,955,199	2,096	306,100,000	457,000	191,565	(838,157)	(187,496)

Recapitalization and direct costs resulting from the reverse merger: Shares issued to Clean Wind Energy’s stockholders	300,000,000	30,000	(300,000,000)	(30,000)	-	-	-

Shares issued for consulting services rendered in connection with the reverse merger	100,000	10	(100,000)	(7,000)	6,990	-	-

Shares issued for consulting services rendered at $0.20 per share	100,000	10	-	-	19,990	-	20,000

Shares to be issued in connection with the PPM Subscription at $0.10 per share	-	-	1,200,000	120,000	-	-	120,000
Net loss	-	-				(480,749)	(480,749)

Balance, March 31,2011	321,155,199	$32,116	7,200,000	$540,000	$218,545	$(1,318,906)	$(528,245)

See accompanying notes to the unaudited condensed consolidated financial statements

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three months ended March 31, 2011	For the Period from July 26, 2010 (date of inception) to March 31, 2011
Cash Flows from Operating Activities:
Net loss	$(480,749)	$(1,318,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock to be issued in exchange for services	20,000	447,000
Depreciation	66	66
Changes in operating assets and liabilities:
Prepaid expenses	17,197	(12,500)
Deposits	-	(9,330)
Accounts payable and accrued expenses	204,330	579,037
Advances from stockholders/officers	(25,000)	22,000
Net Cash Used In Operating Activities	(264,156)	(292,633)

Cash flows from investing activities:
Cash acquired from reverse merger	-	223,586
Purchase of property and equipment	(2,375)	(2,375)
Net Cash Used In Investing Activities	(2,375)	221,211

Cash flows from financing activities:
Proceeds from issuance of subsidiary’s common stock	-	75
Proceeds from shares to be issued in connection with PPM Subscription	120,000	120,000
Net Cash Provided By Financing Activities	120,000	120,075

Net increase/(decrease) in cash and cash equivalent	(146,531)	48,653
Cash and cash equivalent, at beginning of period	195,184	-
Cash and cash equivalent, at end of period	$48,653	$48,653

See accompanying notes to the unaudited condensed consolidated financial statements

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements March 31, 2011
(Unaudited)

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

General

The accompanying unaudited condensed consolidated financial statements of Clean Wind Energy Tower, Inc. (the “Company”) have been prepared in accordance with Rule S-X of the “SEC” and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

Business and Basis of Presentation

Clean Wind Energy Tower, Inc. (formerly known as Superior Silver Mines, Inc.) was incorporated in the State of Idaho on January 22, 1962 as Superior Mines Company and then changed its name to Superior Silver Mines, Inc.  The Company reincorporated as a Nevada corporation on December 27, 2010.  The Company has been dormant for a number of years, and has no known mineral reserves.

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

The Company plans to design, develop, and construct large downdraft towers that use benevolent, non-toxic natural elements to generate electricity and clean water economically (“Downdraft Towers”) by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing Downdraft Towers in the United States and abroad, the Company intends to be prepared to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for clean water and electricity

On January 21, 2011, the Company changed its name to Clean Wind Energy Tower, Inc.  In addition, effective January 24, 2011, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from “SSVM” to “CWET”.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from continuing operations of $(480,749) for the three months period ended March 31, 2011, accumulated deficit of $(1,318,906) and total current liabilities in excess of current assets of $(539,884) as of March 31, 2011.

The Company is in a development stage and does not have any revenues from operations and will be dependent on funds raise to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to our current business model.

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Stock Based Compensation

The Company account for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including restricted stock awards. We estimate the fair value of stock using the stock price on date of the approval of the award. The fair value is then expensed over the requisite service periods of the awards, which is generally the performance period and the related amount recognized in our consolidated statements of operations.

Stock-based compensation expense in connection with stock granted to consultants in exchange for services for the three months ended March 31, 2011was $10,000.

NOTE B –  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE C – ADVANCES FROM STOCKHOLDERS/OFFICERS

During the periods of November and December, 2010 through the period ended March 31, 2011, Ronald W. Pickett, a director and executive officer of the Company, gave advances to Clean Wind Energy and at March 31, 2011 the balance outstanding is $22,000. These amounts are interest free advances. The details are as follow;

Advances
November and December 2010, advances	$47,000
Period ended March 31, 2011, repayment	(25,000)
Total outstanding at March 31, 2011	$22,000

NOTE D – CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $.0001 per share. As of March 31, 2011, the Company did not have any preferred stock issued and outstanding. The Company has authorized 500,000,000 shares of common stock, with a par value of $.0001 per share. As of March 31, 2011 and December 31, 2010, the Company has 321,155,199 and 20,955,199, respectively, shares of common stock issued and outstanding.

During the three months ended March 31, 2011, the Company issued 200,000 shares of common stock to consultants for services performed and services accrued at December 31, 2010. These shares were valued at $27,000, which approximated the fair value of the shares when they were issued. The Company issued 300,000,000 shares of common stock to the shareholders of its Subsidiary, Clean Wind Energy pursuant to the Merger on December 29, 2010, in exchange for their Clean Wind Energy Common Stock. These issuances of shares were made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder.

On December 29, 2010, the Company agreed to issue to Source Capital 6,000,000 shares for providing financial advisory services to Clean Wind Energy in connection with the Merger. These shares have not been issued as of March 31, 2011 and the shares to be issued were made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder.

NOTE E – RELATED PARTIES

For the period ended March 31, 2011, Ronald W. Pickett, a director and executive officer of the Company had a total of $47,842 of advances and reimbursable expenses owed to him by Clean Wind Energy. The advances are reported in the “advances from stockholders/officers” and the reimbursable expense in the “Accounts payable” categories on the Balance Sheet. These amounts are interest free advances. The details are as follow:

	Advances	Reimbursable Expenses
November and December 2010, advances and expenses	$47,000	$24,333
Period ended March 31, 2011, expenses		16,509
Period ended March 31, 2011, repayment	(25,000)	(15,000)
Total outstanding at March 31, 2011	$22,000	$25,842

During the periods of November and December, 2010, Mr. Sadle had reimbursable expenses of approximately $15,000 which was paid in full during the period ended March 31, 2011.

NOTE F – COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company leases approximately 100 square feet of office space at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 pursuant to a lease that expires October 31, 2011 and leases approximately 8,435 square feet of commercial space in Warrenton, Virginia pursuant to a lease that expires November 30, 2013.

The Company maintains one unpatented lode mining claim, #IMC39643, claim name-Abbatoir, which is leased to U.S. Silver Corporation.

Commitments for minimum rentals under non cancelable leases at March 31, 2011 are as follows:

2011	$66,824
2012	81,890
2013	105,366
Total	$254,080

Rental expenses charged to operations for the three months ended March 31, 2011 are $28,467.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

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

The foregoing descriptions of the employment agreements do not purport to be complete and are qualified in their entirety by reference to such employment agreements which are included as exhibits to this Form 10-Q, were filed with the SEC on Form 8-K on December 30, 2010.

Litigation

The Company is subject to legal proceedings and claims from time to time which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE G – FAIR VALUE MEASUREMENTS

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

NOTE H – SUBSEQUENT EVENTS

Common Stock To Be issued

The 6,000,000 shares of common stock for consulting services provided during the merger of Clean Wind Energy Tower, Inc. with Clean Wind Energy have not been issued as of March 31, 2011.

During the months of March and April, 2011, the Company  has received signed Subscription Agreements from potential investors to purchase an aggregate of 10,000,000 shares of the Company’s common stock at a strike price of $0.10 per share for an aggregate purchase price of $1,000,000. The Company has received payments of $824,000 from certain investors as of May 13, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended March 31, 2011, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2010 filed on April 12, 2011.

Business

Clean Wind Energy Tower, Inc. (the “Company”(formerly known as Superior Silver Mines, Inc.) was incorporated in the State of Idaho on January 22, 1962 as Superior Mines Company and then changed its name to Superior Silver Mines, Inc.  The Company reincorporated as a Nevada corporation on December 27, 2010.  The Company has been dormant for a number of years, and has no known mineral reserves.

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

The Company plans to design, develop, and construct large downdraft towers that use benevolent, non-toxic natural elements to generate electricity and clean water economically (“Downdraft Towers”) by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing Downdraft Towers in the United States and abroad, the Company intends to be prepared to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for clean water and electricity

On January 21, 2011, the Company changed its name to Clean Wind Energy Tower, Inc.  In addition, effective January 24, 2011, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from “SSVM” to” CWET”.

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

Forward Looking Statements

This report may contain “forward-looking statements,” which represent the Company’s expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company’s results, operations, performance, financial condition, plans, growth and strategies, which include, without limitation, statements preceded or followed by or that include the words “may,” “will,” “expect,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology. Any statements contained in this report or the information incorporated by reference that are not statements of historical fact may be deemed to be forward-looking statements. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including those risk factors discussed under “Trends, Risks and Uncertainties”, many of which are also beyond the Company’s control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except to the extent such updates and/or revisions are required by applicable law.

Critical Accounting Policies and Estimates

Revenue Recognition

The Company recognizes revenue in accordance with FASB’s Accounting Standards Codification (“ASC”) 605-10, and ASC Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company did not have any revenue during the period ended March 31, 2011.

Fair Value of Financial Instruments

The Company adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of these provisions did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with these provisions.

New Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS

Revenue

The Company has not generated revenue since inception.

Operating Expenses

During the three months ended March 31, 2011, the aggregate operating expenses were $480,749, there is no prior quarter to compare to since the Company was incorporated on July 26, 2010. The operating expenses for the period ended March 31, 2011 consists of legal and accounting fees of $76,461, consulting fees of $50,000, general administrative expenses of $243,140 and research and development of $111,148.

For the period from July 26, 2010 (date of inception) to March 31, 2011, the aggregate operating expenses were $1,318,906; this consists of, legal and accounting fees of $266,998, consulting fees of $493,972, general administrative expenses of $373,229 and research and development of $184,707. The Company anticipates continued increase in its operating expenses for the remainder of 2011 as it continues to increase its initiatives to develop and expands it business plans to achieve its goal of producing wind energy for consumption and growth opportunities.

General Administrative Expenses

	For the Three months ended March 31, 2011	For the Period from July 26, 2010 (date of inception) to March 31, 2011
Salaries and benefits	$136,323	$228,919
Rent	28,467	37,637
Investor Relations	26,516	26,516
Marketing	3,500	3,500
General and administrative	48,334	76,657
Total General and Administrative Expenses	$243,140	$373,229

The Company was incorporated on July 26, 2010 and does not have any prior quarter to compare the general administrative expense for the quarter ended March 31, 2011.

Research and Development

Our research and development costs for the quarter ended was $111,148, are associated with the continued development of its technology of designing and construct “Downdraft Towers”, these costs are expensed in the period incurred. The Company anticipates modest growth of research and development costs in 2011.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities.

Working Capital

Our working capital deficit increased by ( $343,058) during the three months ended March 31, 2011 from a working capital deficit (current liabilities in excess of current assets) of $196,826 at December 31, 2010 to a working capital deficit of $539,884 at March 31, 2011. The increase in working capital deficit for the three months ended March 31, 2011 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease from working capital by $146,531 for the three months ended March 31, 2011. The most significant uses and proceeds of cash were:

o	Approximately $264,156 of cash consumed in continuing operating activities;

o	A repayment of $25,000 for advances from shareholder/director;

o	Proceeds of $120,000 from issuance of Private Placement Memorandum Subscription for Common stock

Of the total current assets of $61,153 as of March 31, 2011, cash represented $48,653. Of the total current assets of $224,481 as of December 31, 2010, cash represented $195,184.

Proceeds from the issuance of common stock

During the three months ended March 31, 2011, the Company received $120,000 from the issuance of Private Placement Memorandum Subscriptions for the sale of its common stock.

Cashflow analysis

Cash used in continuing operations was $264,156 during the period ended March 31, 2011. During the period ended March 31, 2011, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our trade payables.

We utilized cash for investing activities from continuing operations of $2,375 for equipment purchase for research and development.

Cash provided from financing activities was $120,000 from private placement subscription of the Company common stock during the period ended March 31, 2011. The company made $25,000 repayments on advance from shareholders/director.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from continuing operations of $(480,749) for the three months period ended March 31, 2011, accumulated deficit of $(1,318,906) and total current liabilities in excess of current assets of $(539,884) as of March 31, 2011.

The Company is in a development stage and does not have any revenues from operations and will be dependent on funds raise to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management expects that global economic conditions will continue to present a challenging operating environment through 2011. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives. Working capital management will continue to be a high priority for 2011.

While we have been able to manage our working capital needs with the current credit facilities, additional financing is required in order to meet our current and projected cash flow requirements from operations. We cannot predict whether this new financing will be in the form of equity or debt. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Off-Balance sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment.

Acquisition or Disposition of Property and Equipment

During the three months ended March 1, 2011, there were $2,375 of expenditures on fixed assets. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Number of Employees

As of April 10, 2011, the Company had 7 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Material Risk

Item 4. Controls and Procedures.

As of March 31, 2011, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The reason for the ineffectiveness of our disclosure controls and procedures was the result of having a limited number of employees and not having proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. We compensate for the lack of segregation of duties by employing close involvement of management in day-to-day operations.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to legal proceedings and claims from time to time, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A. Risk Factors.

The Company’s results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this quarterly report on Form 10-Q. You should carefully consider all of these risks.

The Company has a history of operating losses and an accumulated deficit and expects to continue to incur losses for the foreseeable future.

Since inception through March 31, 2011, the Company has incurred cumulative losses of $(1,318,906) and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 12, 2011, our independent auditors stated that our financial statements for the year ended December 31, 2010 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our net losses and deficits in cash flows. We continue to experience net operating losses since the Company is still in a development stage. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals. If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern and our stockholders may lose their entire investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, the Company issued 200,000 shares of common stock to consultants for services performed and services accrued in fiscal year 2010. These shares were valued at $27,000, which approximated the fair value of the shares when they were issued. The Company issued 300,000,000 shares of common stock to the shareholders of its Subsidiary, Clean Wind Energy pursuant to the Merger on December 29, 2010, in exchange for their Clean Wind Energy Common Stock. These issuances of shares were made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder.

On December 29, 2010, the Company consummated the Merger pursuant to which the Company agreed to issue to Source Capital 6,000,000 shares for providing financial advisory services to Clean Wind Energy in the transaction. As of the date hereof, the shares have not been issued.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

Code of Ethics

The Company had stated in its 10K for the period ended December 31, 2010, filed on April 12, 2011, that it will adopt a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer. A copy of the Company Code of Business Conduct and Ethics is attached, see Exhibit 14.1.

Item 6. Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of December 29, 2010, by and among Superior Silver Mines, Inc., Superior Silver Mines Acquisition Corp., and Clean Wind Energy, Inc. (1)
2.2	Plan of Domestication of Superior Silver Mines, Inc., dated December 21, 2010 (1)
2.3	Nevada Articles of Domestication of Superior Silver Mines, Inc., dated December 27, 2010 (1)
2.4	Idaho Statement of Domestication of Superior Silver Mines, Inc., dated December 22, 2010 (1)
2.5	Articles of Merger by and between Clean Wind Energy Tower, Inc. and Superior Silver Mines, Inc. (2)
3.1	Articles of Incorporation of Clean Wind Energy Tower, Inc. (1)
3.2	Amended Bylaws of Clean Wind Energy Tower, Inc. (3)
4.1	Form of Common Stock Certificate (4)
10.1	Letter Agreement between Clean Wind Energy, Inc. and Source Capital Group, Inc., dated November 22, 2010 (1)
10.2	Deed of Lease, dated December 1, 2010, by and between CKP One, LLC and Clean Wind Energy, Inc. (1)
10.3	Lease Agreement, dated October 20, 2010, and effective November 1, 2010, by and between Office Suites PLUS at Annapolis and Clean Wind Energy, Inc. (1)
10.4	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ronald Pickett, and Amendment dated November 22, 2010 (1)
10.5	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Stephen Sadle, and Amendment dated November 22, 2010 (1)
10.6	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Robert Crabb, and Amendment dated November 22, 2010 (1)
10.7	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and John W. Hanback, and Amendment dated November 22, 2010 (1)
10.8	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Itzhak Tepper, PE, and Amendment dated November 22, 2010 (1)
10.9	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ownkar Persaud, and Amendment dated November 22, 2010 (1)
10.10	Form of Director and Officer Indemnification Agreement (4)
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant (4)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ownkar Persaud
32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ownkar Persaud pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 30, 2010 and incorporated herein by reference.
(2)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.
(3)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 28, 2010 and incorporated herein by reference.
(4)	Filed with the registrant's Form 10-K for the year ended December 31, 2011filed with the Securities and Exchange Commission on April 12, 2011 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clean Wind Energy Tower, Inc. Registrant

Date: May 13, 2011	By:	/s/ Ronald Pickett
Ronald Pickett President and Chief Executive Officer (Principal Executive Officer)