Form 10-Q
period 2011-06-30
CLEAN WIND ENERGY TOWER, INC.
filed 2011-08-05
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 329,683,408 shares of Common Stock ($0.0001 par value) as of August 3, 2011.

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
FORM 10-Q for the Quarter Ended June 30, 2011

Index

Page

PART I. FINANCIAL INFORMATION	2

Item 1. Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets: June 30, 2011(unaudited) and December 31, 2010	2

Condensed Consolidated Statements of Operations: For three and six months Ended June 30, 2011 (unaudited) and for the period from July 26, 2010 (date of inception) through June 30, 2011 (unaudited)	3

Condensed Consolidated Statement of Equity For the period July 26, 2010 (date of inception) through June 30, 2011 (unaudited)	4

Condensed Consolidated Statements of Cash Flows: For six months Ended June 30, 2011 (unaudited) and for the period from July 26, 2010 (date of inception) through June 30, 2011 (unaudited)	5

Notes to Condensed Unaudited Consolidated Financial Statements: June 30, 2011	6

Item 2. Management’s Discussion and Analysis	11

Item 3. Quantitative and Qualitative Disclosures About Material Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION	17

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. (Removed and Reserved)	17

Item 5. Other Information	17

Item 6. Exhibits	19

Signatures	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$227,602	$195,184
Prepaid expenses	44,032	29,697
Total current assets	271,634	224,881

Property and equipment, net	2,111	-

Other assets:
Other assets	9,330	9,330
Total other assets	9,330	9,330

Total Assets	$283,075	$234,211

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$132,668	$191,581
Accrued liabilities and expenses	403,668	183,126
Advances from stockholders/officers	5,000	47,000
Total current liabilities	541,336	421,707

Stockholders’ Deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 329,669,621 and 20,955,199 shares issued and outstanding at June 30,2011 and December 31, 2010, respectively	32,967	2,096
Common stock to be issued	420,000	457,000
Additional paid-in-capital	1,043,887	191,565
Accumulated deficit during development stage	(1,755,115)	(838,157)
Total stockholders’ deficit	(258,261)	(187,496)

Total Liabilities and Stockholders’ Deficit	$283,075	$234,211

See accompanying notes to the unaudited condensed consolidated financial statements

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
 (Unaudited)

	For the Three Months ended June 30, 2011	For the Six months ended June 30, 2011	For the Period from July 26, 2010 (date of inception) through June 30, 2011
Revenue	$-	$-	$-
Operating expenses:
Research and development	132,252	243,400	316,959
Legal and accounting fees	33,070	109,531	300,068
Consulting fees	9,800	59,800	503,772
General and administrative	261,088	504,227	634,316
Total expenses	436,210	916,958	1,755,115
Net loss	$(436,210)	$(916,958)	$(1,755,115)

Net loss per common share
Basic	$(0.001)	$(0.005)
Diluted	$(0.001)	$(0.005)

Weighted average number of common shares outstanding – basic and diluted	325,922,950	187,569,925

See accompanying notes to the unaudited condensed consolidated financial statements

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For The Period From July 26, 2010 (Date of Inception) Through June 30, 2011
(Unaudited)

	Common Stock		Stock To Be Issued
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, date of inception (July 26, 2010), adjusted for recapitalization	20,955,199	$2,096	-	-	$191,565	-	$193,661

Recapitalization and direct costs resulting from the reverse merger: Shares to be issued to Clean Wind Energy’s stockholders	-	-	300,000,000	30,000	-	-	30,000

Shares to be issued for consulting services rendered in connection with the reverse merger			6,100,000	427,000	-	-	427,000

Net loss	-	-	-	-	-	(838,157)	(838,157)
Balance, December 31, 2010	20,955,199	2,096	306,100,000	457,000	191,565	(838,157)	(187,496)

Recapitalization and direct costs resulting from the reverse merger: Shares issued to Clean Wind Energy’s stockholders	300,000,000	30,000	(300,000,000)	(30,000)	-	-	-

Shares issued for consulting services rendered in connection with the reverse merger	100,000	10	(100,000)	(7,000)	6,990	-	-

Shares issued for consulting services rendered at $0.20 per share	100,000	10	-	-	19,990	-	20,000

Shares to be issued in connection with the PPM Subscription at $0.10 per share	-	-	1,200,000	120,000	-	-	120,000

Shares issued in connection with the PPM Subscription at $0.10 per share	8,490,000	849	(1,200,000)	(120,000)	848,151	-	729,000

Accrued Warrants to be issued to referring brokers in connection with the PPM Subscription at $0.10 per share	-	-	-	-	(29,400)	-	(29,400)

Shares issued for consulting services rendered at $0.27 per share	24,422	2	-	-	6,591	-	6,593
Net loss	-	-	-	-	-	(916,958)	(916,958)

Balance, June 30,2011	329,669,621	$32,967	6,000,000	$420,000	$1,043,887	$(1,755,115)	$(258,261)

See accompanying notes to the unaudited condensed consolidated financial statements

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30, 2011	For the Period from July 26, 2010 (date of inception) through June 30, 2011
Cash Flows from Operating Activities:
Net loss	$(916,958)	$(1,755,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock to be issued in exchange for services	26,594	453,594
Depreciation	264	264
Changes in operating assets and liabilities:
Prepaid expenses	(14,335)	(44,032)
Deposits	-	(9,330)
Accounts payable and accrued expenses	132,228	506,935
Advances from stockholders/officers	(42,000)	5,000
Net Cash Used In Operating Activities	(814,207)	(842,684)

Cash flows from investing activities:
Cash acquired from reverse merger	-	223,586
Purchase of property and equipment	(2,375)	(2,375)
Net Cash Provided By/(Used In) Investing Activities	(2,375)	221,211

Cash flows from financing activities:
Proceeds from issuance of subsidiary’s common stock	-	75
Proceeds from shares issued in connection with PPM Subscription	849,000	849,000
Net Cash Provided By Financing Activities	849,000	849,075

Net increase/(decrease) in cash and cash equivalent	32,418	227,602
Cash and cash equivalent, at beginning of period	195,184	-
Cash and cash equivalent, at end of period	$227,602	$227,602

Supplemental Disclosures of Cashflow Information

Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements June 30, 2011
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the six month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from continuing operations of $(916,958) for the six months period ended June 30, 2011, accumulated deficit of $(1,755,115) and total current liabilities in excess of current assets of $(269,702) as of June 30, 2011.

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

Stock-based compensation expense in connection with stock granted to consultants in exchange for services rendered for the three months and six months ended June 30, 2011was $16,594 and $26,594, respectively.

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

NOTE C – ADVANCES FROM STOCKHOLDERS/OFFICERS

During the periods of November and December, 2010 through the period ended June 30, 2011, Ronald W. Pickett, a director and executive officer of the Company, gave advances to Clean Wind Energy and at June 30, 2011 the balance outstanding is $5,000. These amounts are interest free advances. The details are as follow;

Advances
November and December 2010, advances	$47,000
Period ended June 30, 2011, repayment	(42,000)
Total outstanding at June 30, 2011	$5,000

NOTE D – CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of June 30, 2011, the Company did not have any preferred stock issued and outstanding. The Company has authorized 500,000,000 shares of common stock, with a par value of $.0001 per share. As of June 30, 2011 and December 31, 2010, the Company has 329,669,621 and 20,955,199, respectively, shares of common stock issued and outstanding.

During the three and six months ended June 30, 2010, the Company issued 24,422 and 224,422 shares of Common Stock, respectively, to consultants for services performed and rendered; 124,422 shares were expense in the period ended June 30, 2011 and 100,000 shares were accrued for in fiscal year 2010. These shares were valued at $33,593, which approximated the fair value of the shares when they were issued; the expense recognized in the three and six months ended June 30, 2011 is $6,593 and $26,593, respectively, and $7,000 of expenses were recognized in fiscal year 2010.

During the six month ended June 30, 2011, the Company issued 8,490,000 shares of Common Stock to private placement investors at $0.10 per share for aggregate gross proceeds of $849,000. In connection with the private placement subscription the Company has also agreed to issue to the referring brokers, five-year warrants to purchase an aggregate of 98,000 shares of common stock at an exercise price of $0.10 per share. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.00%, a dividend yield of 0%, and volatility of 107%. The amount of $29,400 attributed to the value of the warrants to be issued and has been accrued for as of June 30, 2011, which is charged to additional paid-in capital.

During the six months ended June 30, 2011, the Company issued 300,000,000 shares of common stock to the shareholders of its Subsidiary, Clean Wind Energy pursuant to the Merger on December 29, 2010, in exchange for their Clean Wind Energy Common Stock. These issuances of shares were made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder.

On December 29, 2010, the Company agreed to issue to Source Capital 6,000,000 shares for providing financial advisory services to Clean Wind Energy in connection with the Merger and for on-going financial services. These shares have not been issued as of June 30, 2011 and the shares to be issued were made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder.

NOTE E – RELATED PARTIES

For the period ended June 30, 2011, Ronald W. Pickett, a director and executive officer of the Company had a total of $5,000 of advances and reimbursable expenses owed to him by Clean Wind Energy. The advances are reported in the “advances from stockholders/officers” and the reimbursable expense in the “Accounts payable” categories on the Balance Sheets. These amounts are interest free advances. The details are as follow:

	Advances	Reimbursable Expenses
November and December 2010, advances and expenses	$47,000	$24,333
Period ended June 30, 2011, expenses		16,509
Period ended June 30, 2011, repayment	(42,000)	(40,842)
Total outstanding at June 30, 2011	$5,000	$-

During the periods of November and December, 2010, Mr. Sadle had reimbursable expenses of approximately $15,000 which was paid in full during the period ended June 30, 2011.

NOTE F – COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company leases approximately 100 square feet of office space at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 pursuant to a lease that expires October 31, 2011 and leases approximately 8,435 square feet of commercial space in Warrenton, Virginia pursuant to a lease that expires November 30, 2013.

The Company maintains one unpatented lode mining claim, #IMC39643, claim name-Abbatoir, which is leased to U.S. Silver Corporation.

Commitments for minimum rentals under non cancelable leases at June 30, 2011 are as follows:

2011	$43,368
2012	81,890
2013	105,366
Total	$230,624

Rental expenses charged to operations for the three months and six months ended June 30, 2011 are $29,303 and $57,770, respectively.

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

In connection with the private placement subscription the Company has also agreed to issue to the referring brokers, five-year warrants to purchase an aggregate of 98,000 shares of common stock at an exercise price of $0.10 per share. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.00%, a dividend yield of 0%, and volatility of 107%. The amount of $29,400 attributed to the value of the warrants to be issued and has been accrued for as of June 30, 2011, which is charged to additional paid-in capital.

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

NOTE H – SUBSEQUENT EVENTS

Common Stock To Be issued

The 6,000,000 shares of common stock for consulting services provided during the merger of Clean Wind Energy Tower, Inc. with Clean Wind Energy and for on-going financial services have not been issued as of June 30, 2011.

Registration Statement filed

On July 11, 2011, the Company filed a registration statement on Form S-1/A (File No. 333-174762) in order to conduct a planned resale offering, all distribution will be at no charge to holders of our common stock named in the prospectus. The Company will not receive any proceeds from the sale by the selling shareholders and will pay the estimated cost of $80,000 for the preparation of the prospectus.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended June 30, 2011, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2010 filed on April 12, 2011.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  For the period from July 26, 2010 (date of inception) through June 30, 2011, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

Basic and diluted net loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted net loss per share as their effect would be anti-dilutive. The Company has no common stock equivalents at June 30, 2011.

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

Revenue Recognition

The Company has generated no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended June 30, 2011.

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

Operating Expenses

During the three months and six ended June 30, 2011, the aggregate operating expenses were $436,210 and $916,958 respectively, there is no prior year’s quarter to compare to since the Company was incorporated on July 26, 2010.

Operating Expenses

	For the Three months ended June 30, 2011	For the Six months ended June 30, 2011
Research and development	$132,252	$243,400
Legal and Accounting fees	33,070	109,531
Consulting fees	9,800	59,800
General and administrative	261,088	504,227
Total Operating Expenses	$436,210	$916,958

For the period from July 26, 2010 (date of inception) to June 30, 2011, the aggregate operating expenses were $1,755,115; this consists of, legal and accounting fees of $300,068, consulting fees of $503,772, general administrative expenses of $634,316 and research and development of $316,959. The Company anticipates continued increase in its operating expenses for the remainder of 2011 as it continues to increase its initiatives to develop and expands its business plans to achieve its goal of producing wind energy for consumption and growth opportunities.

General Administrative Expenses

	For the Three months ended June 30, 2011	For the Six months ended June 30, 2011	For the Period from July 26, 2010 (date of inception) through June 30, 2011
Salaries and benefits	$176,802	$313,125	$405,721
Rent	29,303	57,769	66,939
Investor Relations	29,409	55,925	55,925
Marketing	8,254	11,754	11,754
General and administrative	17,320	65,654	93,977
Total General and Administrative Expenses	$261,088	$504,227	$634,316

The Company was incorporated on July 26, 2010 and does not have any prior year’s quarter to compare the general administrative expense for the quarter ended June 30, 2011.

Research and Development

Our research and development costs for the three and six months ended June 30, 2011 was $132,252 and $243,400 respectively, are associated with the continued development of its technology of designing and construct “Downdraft Towers”, these costs are expensed in the period incurred. The Company anticipates modest growth of research and development costs in 2011.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities.

Working Capital

Our working capital deficit increased by ($72,876) during the six months ended June 30, 2011 from a working capital deficit (current liabilities in excess of current assets) of $196,826 at December 31, 2010 to a working capital deficit of $269,702 at June 30, 2011. The increase in working capital deficit for the three months ended June 30, 2011 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net increase from working capital by $32,418 for the six months ended June 30, 2011. The most significant uses and proceeds of cash were:

o	Approximately $814,207 of cash consumed in continuing operating activities;
o	A repayment of $42,000 for advances from shareholder/director;
o	Proceeds of $849,000 from issuance of Private Placement Memorandum Subscription for the Company’s Common stock

Of the total current assets of $271,634 as of June 30, 2011, cash represented $227,602. Of the total current assets of $224,481 as of December 31, 2010, cash represented $195,184.

Proceeds from the issuance of common stock

During the six months ended June 30, 2011, the Company received $849,000 from the issuance of Private Placement Memorandum Subscriptions for the sale of its common stock. The Company paid $9,800 of finder’s fees to brokers for referrals who participated in the private placement subscription. Warrants to purchase 98,000 shares of Common Stock at $0.10 per share were also issued to these brokers for their referrals.

Cashflow analysis

Cash used in continuing operations was $814,207 during the period ended June 30, 2011. During the period ended June 30, 2011, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our trade payables. The Company made $42,000 repayments on advance from shareholders/director from operating activities.

We utilized cash for investing activities from continuing operations of $2,375 to purchase equipment for research and development.

Cash provided from financing activities was $849,000 from private placement subscription of the Company common stock during the period ended June 30, 2011. The Company paid $9,800 of finder fees to brokers for referring investors who participated in the private placement subscription. Also, five year Warrants to purchase 98,000 shares of Common Stock at $0.10 per share will be issued to the brokers for these referrals.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from continuing operations of $(436,210) and $(916,958) for the three and six months period ended June 30, 2011, respectively, accumulated deficit of $(1,755,115) and total current liabilities in excess of current assets of $(269,702) as of June 30, 2011.

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

Acquisition or Disposition of Property and Equipment

During the six months ended June 30, 2011, there was $2,375 of expenditures for fixed assets. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Number of Employees

As of August 4, 2011, the Company had 7 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Material Risk

Item 4. Controls and Procedures.

As of June 30, 2011, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Since inception through June 30, 2011, the Company has incurred cumulative losses of $(1,755,115) and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2010, the Company issued 224,422 shares of Common Stock to consultants for services performed and rendered; 124,422 shares were expense in fiscal year 2011 and 100,000 shares were accrued for in fiscal year 2010. These shares were valued at $33,593, which approximated the fair value of the shares when they were issued; the expense recognized in the period ended June 30, 2011 is $26,593 and $7,000 of expenses were recognized in fiscal year 2010. These shares were registered in July 2011.

During the six month ended June 30, 2011, the Company issued 8,490,000 shares of Common Stock to private placement investors at $0.10 per share for aggregate gross proceeds of $849,000. In connection with the private placement subscription the Company has paid referral fees of $9,800 and also agreed to issue to the referring brokers, five-year warrants to purchase an aggregate of 98,000 shares of common stock at an exercise price of $0.10 per share. These shares were registered in July 2011.

The Company issued 300,000,000 shares of common stock to the shareholders of its Subsidiary, Clean Wind Energy pursuant to the Merger on December 29, 2010, in exchange for their Clean Wind Energy Common Stock. These issuances of shares were made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder.

On December 29, 2010, the Company consummated the Merger pursuant to which the Company agreed to issue to Source Capital 6,000,000 shares for providing financial advisory services to Clean Wind Energy in the transaction and for other on-going financial services. As of the date hereof, the shares have not been issued.

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

Item 6. Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of December 29, 2010, by and among Superior Silver Mines, Inc., Superior Silver Mines Acquisition Corp., and Clean Wind Energy, Inc. (1)
2.2	Plan of Domestication of Superior Silver Mines, Inc., dated December 21, 2010 (1)
2.3	Nevada Articles of Domestication of Superior Silver Mines, Inc., dated December 27, 2010 (1)
2.4	Idaho Statement of Domestication of Superior Silver Mines, Inc., dated December 22, 2010 (1)
2.5	Articles of Merger by and between Clean Wind Energy Tower, Inc. and Superior Silver Mines, Inc. (2)
3.1	Articles of Incorporation of Clean Wind Energy Tower, Inc. (1)
3.2	Amended Bylaws of Clean Wind Energy Tower, Inc. (3)
4.1	Form of Common Stock Certificate (4)
10.1	Letter Agreement between Clean Wind Energy, Inc. and Source Capital Group, Inc., dated November 22, 2010 (1)
10.2	Deed of Lease, dated December 1, 2010, by and between CKP One, LLC and Clean Wind Energy, Inc. (1)
10.3	Lease Agreement, dated October 20, 2010, and effective November 1, 2010, by and between Office Suites PLUS at Annapolis and Clean Wind Energy, Inc. (1)
10.4	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ronald Pickett, and Amendment dated November 22, 2010 (1)
10.5	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Stephen Sadle, and Amendment dated November 22, 2010 (1)
10.6	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Robert Crabb, and Amendment dated November 22, 2010 (1)
10.7	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and John W. Hanback, and Amendment dated November 22, 2010 (1)
10.8	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Itzhak Tepper, PE, and Amendment dated November 22, 2010 (1)
10.9	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ownkar Persaud, and Amendment dated November 22, 2010 (1)
10.10	Form of Director and Officer Indemnification Agreement (4)
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant (4)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ownkar Persaud
32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ownkar Persaud pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 30, 2010 and incorporated herein by reference.
(2)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.
(3)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 28, 2010 and incorporated herein by reference.
(4)	Filed with the registrant's Form 10-K for the year ended December 31, 2011filed with the Securities and Exchange Commission on April 12, 2011 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clean Wind Energy Tower, Inc. Registrant

Date: August 5, 2011	By:	/s/ Ronald Pickett
Ronald Pickett
President and Chief Executive Officer
(Principal Executive Officer)