Form 10-Q
period 2011-09-30
CLEAN WIND ENERGY TOWER, INC.
filed 2011-11-14
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 209,400,519 shares of Common Stock ($0.0001 par value) as of November 3, 2011.

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
FORM 10-Q for the Quarter Ended September 30, 2011

Index

Page

PART I. FINANCIAL INFORMATION	2

Item 1. Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets: September 30, 2011(unaudited) and December 31, 2010	2

Condensed Consolidated Statements of Operations: For three and nine months Ended September 30, 2011 (unaudited) and for the period from July 26, 2010 (date of inception) through September 30, 2011 (unaudited)	3

Condensed Consolidated Statement of Equity For the period July 26, 2010 (date of inception) through September 30, 2011 (unaudited)	4

Condensed Consolidated Statements of Cash Flows: For nine months Ended September 30, 2011 (unaudited) and for the period from July 26, 2010 (date of inception) through September 30, 2011 (unaudited)	5

Notes to Condensed Unaudited Consolidated Financial Statements: September 30, 2011	6

Item 2. Management’s Discussion and Analysis	13

Item 3. Quantitative and Qualitative Disclosures About Material Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION	19

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. (Removed and Reserved)	21

Item 5. Other Information	21

Item 6. Exhibits	22

Signatures	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$4,594	$195,184
Prepaid expenses	19,981	29,697
Total current assets	24,575	224,881

Property and equipment, net	12,364	-

Other assets:
Other assets	9,330	9,330
Total other assets	9,330	9,330

Total Assets	$46,269	$234,211

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$215,679	$191,581
Accrued liabilities and expenses	488,737	183,126
Advances from stockholders/officers	5,000	47,000
Convertible notes payable, net of deferred debt discount of $64,521	12,979	-
Derivative liabilities	135,019	-
Total current liabilities	857,414	421,707

Stockholders’ Deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 209,283,408 and 20,955,199 shares issued and outstanding at September 30,2011 and December 31, 2010, respectively	20,928	2,096
Common stock to be issued	430,000	457,000
Additional paid-in-capital	1,072,883	191,565
Accumulated deficit during development stage	(2,334,956)	(838,157)
Total stockholders’ deficit	(811,145)	(187,496)

Total Liabilities and Stockholders’ Deficit	$46,269	$234,211

See accompanying notes to the unaudited condensed consolidated financial statements

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
 (Unaudited)

	For the Three Months ended September 30, 2011	For the Nine months ended September 30, 2011	For the Period from July 26, 2010 (date of inception) through September 30, 2011
Revenue	$-	$-	$-
Operating expenses:
Research and development	109,976	353,376	426,935
Legal and accounting fees	106,245	215,776	406,313
Consulting fees	-	59,800	503,772
General and administrative	292,385	796,612	926,702
Total operating expenses	508,606	1,425,564	2,263,722
Other expenses:
Interest expense	48,043	48,043	48,043
Loss from change in fair value of derivative liabilities	23,191	23,191	23,191
Total other expenses	71,234	71,234	71,234

Loss from operations, before provision for income taxes	(579,840)	(1,496,798)	(2,334,956)
Provision for income taxes	-	-	-
Net loss	$(579,840)	$(1,496,798)	$(2,334,956)

Net loss per common share
Basic	$(0.002)	$(0.007)
Diluted	$(0.002)	$(0.007)

Weighted average number of common shares outstanding – basic and diluted	339,017,691	237,157,904

See accompanying notes to the unaudited condensed consolidated financial statements

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For The Period From July 26, 2010 (Date of Inception) Through September 30, 2011
(Unaudited)

	Common Stock		Stock To Be Issued
	Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, date of inception (July 26, 2010), adjusted for recapitalization	20,955,199	$2,096	-	-	$191,565	-	$193,661

Recapitalization and direct costs resulting from the reverse merger: Shares to be issued to Clean Wind Energy’s stockholders	-	-	300,000,000	30,000	-	-	30,000

Shares to be issued for consulting services rendered in connection with the reverse merger			6,100,000	427,000	-	-	427,000

Net loss	-	-	-	-	-	(838,157)	(838,157)
Balance, December 31, 2010	20,955,199	2,096	306,100,000	457,000	191,565	(838,157)	(187,496)

Recapitalization and direct costs resulting from the reverse merger: Shares issued to Clean Wind Energy’s stockholders	300,000,000	30,000	(300,000,000)	(30,000)	-	-	-

Shares issued for consulting services rendered in connection with the reverse merger	100,000	10	(100,000)	(7,000)	6,990	-	-

Shares issued for consulting services rendered at $0.20 per share	100,000	10	-	-	19,990	-	20,000

Shares to be issued in connection with the PPM Subscription at $0.10 per share	-	-	1,200,000	120,000	-	-	120,000

Shares issued in connection with the PPM Subscription at $0.10 per share	8,490,000	849	(1,200,000)	(120,000)	848,151	-	729,000

Accrued Warrants to be issued to referring brokers in connection with the PPM Subscription at $0.10 per share	-	-	-	-	(29,400)	-	(29,400)

Shares issued for consulting services rendered at $0.27 per share	24,422	2	-	-	6,591	-	6,593

Brokers’ finder fees paid in connection with PPM Subscription					(9,800)		(9,800)

Shares issued for consulting services rendered at $0.20 per share	13,787	1	-	-	2,756	-	2,757

Shares to be issued in connection with the PPM Subscription at $0.10 per share	-	-	100,000	10,000	-	-	10,000

Shares issued for consulting services rendered at $0.12 per share	150,000	15	-	-	17,985	-	18,000

Shares issued for consulting services rendered at $0.12 per share	50,000	5			5,995		6,000

Shares forfeited and cancelled by some Clean Wind Energy’s stockholders acquired in connection with the merger upon resignation	(120,600,000)	(12,060)	-	-	12,060	-	-

Net loss	-	-	-	-	-	(1,496,798)	(1,496,798)

Balance, September 30, 2011	209,283,408	$20,928	6,100,000	$430,000	$1,072,883	$(2,334,956)	$(811,145)

See accompanying notes to the unaudited condensed consolidated financial statements

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30, 2011	For the Period from July 26, 2010 (date of inception) through September 30, 2011
Cash Flows from Operating Activities:
Net loss	$(1,496,798)	$(2,334,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock to be issued in exchange for services	53,351	480,351
Depreciation	1,077	1,077
Amortization of debt discount	47,306	47,306
Loss from change in fair value of derivative liabilities	23,191	23,191
Changes in operating assets and liabilities:
Prepaid expenses	9,716	(19,981)
Deposits	-	(9,330)
Accounts payable and accrued expenses	290,508	665,216
Advances from stockholders/officers	(42,000)	5,000
Net Cash Used In Operating Activities	(1,113,649)	(1,142,126)

Cash flows from investing activities:
Cash acquired from reverse merger	-	223,586
Purchase of property and equipment	(13,441)	(13,441)
Net Cash Provided By/(Used In) Investing Activities	(13,441)	210,145

Cash flows from financing activities:
Proceeds from issuance of subsidiary’s common stock	-	75
Proceeds from shares issued in connection with PPM Subscription	859,000	859,000
Proceeds from convertible notes payable	77,500	77,500
Net Cash Provided By Financing Activities	936,500	936,575

Net increase/(decrease) in cash and cash equivalent	(190,590)	4,594
Cash and cash equivalent, at beginning of period	195,184	-
Cash and cash equivalent, at end of period	$4,594	$4,594

Supplemental Disclosures of Cashflow Information

Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Clean Wind Energy Tower, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements September 30, 2011
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from continuing operations of $(1,496,798) for the nine months period ended September 30, 2011, accumulated deficit of $(2,334,956) and total current liabilities in excess of current assets of $(832,838) as of September 30, 2011.

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

Stock-based compensation expense in connection with stock granted to consultants in exchange for services rendered for the three months and nine months ended September 30, 2011was $26,757 and $53,351, respectively.

Income Taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes primarily relate to the recognition of debt costs and stock based compensation expense.  The adoption of ASC 740-10 did not have a material impact on the Company's results of operations or financial condition.

NOTE B –  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE C – ADVANCES FROM STOCKHOLDERS/OFFICERS

During the periods of November and December, 2010 through the period ended September 30, 2011, Ronald W. Pickett, a director and executive officer of the Company, gave advances to Clean Wind Energy and at September 30, 2011 the balance outstanding is $5,000. These amounts are interest free advances. The details are as follow;

Advances
November and December 2010, advances balance at December 31, 2010	$47,000
Period ended September 30, 2011, repayment	(42,000)
Total outstanding at September 30, 2011	$5,000

NOTE D – CONVERTIBLE NOTES PAYABLE

On July 27, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $45,000 (the "Note"). The financing closed on August 8, 2011. The total net proceeds the Company received from this Offering on August 8, 2011 was $42,500.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 30, 2012. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 135% if prepaid 91 days following the closing through 120 days following the closing, (iii) 140% if prepaid 121 days following the closing through 151 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

On August 31, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note"). The financing closed on August 31, 2011. The total net proceeds the Company received from this Offering was $30,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 30, 2012. The Note is convertible into common stock, at Asher’s option, at a 52% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iii) 145% if prepaid 121 days following the closing through 150 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Asher has agreed to restrict its ability to convert the Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Asher is an accredited investor, Asher had access to information about the Company and their investment, Asher took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

NOTE E – DERIVATIVE LIABLITIES

During August 2011, the Company issued an aggregate of $77,500 Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher Notes”) that mature on April 30, 2012. The Asher Notes bear interest at a rate of 8% per annum and can be convertible into the Company’s common shares beginning on the date which is two hundred sixty six (266) days and two hundred forty three (243) days following the issuance of the Asher Notes, at the holder’s option, at the conversion rate of 42% and 52% of the market price of the lowest three trading prices of the Company’s common shares during the ten-day period ending one trading day prior to the date of the conversion. See Note D.

The Company has identified the embedded derivatives related to the Asher Notes.  These embedded derivatives included certain conversion features and reset provision.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date.  At the inception of the Asher Notes, the Company determined a fair value of $111,828 on the embedded derivatives.  The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions:   (1) dividend yield of 0%; (2) expected volatility of 215.72% - 221.32%, (3) weighted average risk-free interest rate of 0.1%, (4) expected life of 0.67 and 0.73 year, and (5) estimated fair value of the Company’s common stock of $0.17 - $0.20 per share.

At September 30, 2011, the Company marked to market the fair value of the debt derivatives and determined a fair value of $135,019. The Company recorded a loss from change in fair value of debt derivatives of $23,191. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 216.11%, (3) weighted average risk-free interest rate of 0.1%, (4) expected life of 0.58 year, and (5) estimated fair value of the Company’s common stock of $0.15 per share.

The charge to the amortization of debt discount and costs for the three and nine months ended September 30, 2011 was $47,306, which was accounted for as interest expense.  Also, the Company has accrued interest expense of $736 for the three and nine months ended September 30, 2011.

NOTE F – CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of September 30, 2011, the Company did not have any preferred stock issued and outstanding. The Company has authorized 500,000,000 shares of common stock, with a par value of $.0001 per share. As of September 30, 2011 and December 31, 2010, the Company has 209,283,408 and 20,955,199, respectively, shares of common stock issued and outstanding.

During the three and nine months ended September 30, 2011, the Company issued 213,787 and 438,209 shares of Common Stock, respectively, to consultants for services performed and rendered; 338,209 shares were expense in the period ended September 30, 2011 and 100,000 shares were accrued for in fiscal year 2010. These shares were valued at $60,351, which approximated the fair value of the shares when they were issued; the expense recognized in the three and nine months ended September 30, 2011 is $26,757 and $53,351, respectively, and $7,000 of expenses were recognized in fiscal year 2010.

During the nine month ended September 30, 2011, the Company issued 8,490,000 shares of Common Stock to private placement investors at $0.10 per share for aggregate gross proceeds of $849,000. In connection with the private placement subscription the Company has also agreed to issue to the referring brokers, five-year warrants to purchase an aggregate of 98,000 shares of common stock at an exercise price of $0.10 per share. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.00%, a dividend yield of 0%, and volatility of 107%. The amount of $29,400 attributed to the value of the warrants to be issued and has been accrued for as of September 30, 2011, which is charged to additional paid-in capital.

Also, during the month ended September 30, 2011, the Company received $10,000 from an investor in connection with the private placement subscription. The equivalent 100,000 shares of Common Stock at $0.10 were not yet issued at the end of the period ended September 30, 2011.

During the nine months ended September 30, 2011, the Company issued 300,000,000 shares of common stock to the shareholders of its Subsidiary, Clean Wind Energy pursuant to the Merger on December 29, 2010, in exchange for their Clean Wind Energy Common Stock. These issuances of shares were made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder.

On September 20, 2011, the Company received notice from an attorney representing John W. Hanback (Chief Technology Officer), Itzhak Tepper (PE Chief Structural Engineer) and one additional employee located at the Company’s research facility (collectively, the “Former Employees”) whereby the Former Employees have claimed that they have been constructively discharged from their employment and have terminated their employment agreements. The Company considers the notice from the Former Employees as a resignation by such Former Employees and has notified the Former Employees that such resignation has been accepted. As a result of such resignation, the Company has cancelled all stock certificates issued at the time of Merger which represents an aggregate of 120,600,000 shares of common stock held by the Former Employees that would have been earned out on the first anniversary of their employment agreements.

On December 29, 2010, the Company agreed to issue to Source Capital 6,000,000 shares for providing financial advisory services to Clean Wind Energy in connection with the Merger and for on-going financial services. These shares have not been issued as of September 30, 2011 and the shares to be issued were made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder.

NOTE G – RELATED PARTIES

For the period ended September 30, 2011, Ronald W. Pickett, a director and executive officer of the Company had a total of $5,000 of advances and reimbursable expenses owed to him by Clean Wind Energy. The advances are reported in the “advances from stockholders/officers” and the reimbursable expense in the “Accounts payable” categories on the Balance Sheets. These amounts are interest free advances. The details are as follow:

	Advances	Reimbursable Expenses
November and December 2010, advances and expenses balance at December 31, 2010	$47,000	$24,333
Period ended September 30, 2011, expenses		16,509
Period ended September 30, 2011, repayment	(42,000)	(40,842)
Total outstanding at September 30, 2011	$5,000	$-

During the periods of November and December, 2010, Mr. Sadle had reimbursable expenses of approximately $15,000 which was paid in full during the period ended September 30, 2011.

NOTE H – COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company leases approximately 100 square feet of office space at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 pursuant to a lease that expires October 31, 2011 and leases approximately 8,435 square feet of commercial space in Warrenton, Virginia pursuant to a lease that expires November 30, 2013. The Company is in the process of renewing the lease for the office space in Annapolis, Maryland.

The Company maintains one unpatented lode mining claim, #IMC39643, claim name-Abbatoir, which is leased to U.S. Silver Corporation.

Commitments for minimum rentals under non cancelable leases at September 30, 2011 are as follows:

2011	$21,684
2012	81,890
2013	105,366
Total	$208,940

Rental expenses charged to operations for the three months and nine months ended September 30, 2011 are $28,467 and $86,237, respectively.

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

In connection with the private placement subscription the Company has also agreed to issue to the referring brokers, five-year warrants to purchase an aggregate of 98,000 shares of common stock at an exercise price of $0.10 per share. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.00%, a dividend yield of 0%, and volatility of 107%. The amount of $29,400 attributed to the value of the warrants to be issued and has been accrued for as of September 30, 2011, which is charged to additional paid-in capital.

Litigation

The Company is subject to legal proceedings and claims from time to time which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Clean Wind Energy, Inc. v. John Hanback, et al

As of November 4, 2011, we were the plaintiff  in the matter captioned Clean Wind Energy, Inc. v. John Hanback, et al, in the Federal District Court  of Alexandria, Virginia. The Company is seeking to enforce the Proprietary Information and Inventions Agreement with a former employee as regards his obligation to routinely execute formal assignments of seven patent applications filed while employed by the Company. The former employee admits that the Company owns five of the seven inventions and does not admit as to the other two. The two inventions in question are not material to the Company as they relate to construction techniques that the Company finds are no longer relevant to the development of its downdraft tower. The Company does not believe that the outcome will be any material financial impact to its financial statements.

NOTE I – FAIR VALUE MEASUREMENTS

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents and long-term marketable securities. The Company’s long term marketable securities are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s long-term investments are classified within Level 3 of the fair value hierarchy because they are valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date. The Company’s derivative liabilities and convertible debentures are classified within Level 3 of the fair value hierarchy because they are valued using inputs which are not actively observable, either directly or indirectly.

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

●	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

The following table sets forth the Company’s short- and long-term investments as of September 30, 2011 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Level 1		Level 2	Level 3	Total
Long-term investments			-	-	-
Total	$		$-	$-	$-

Derivative liabilities		-	-	135,019	135,019
Total		$-	$-	$135,019	$135,019

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the nine months ended September 30, 2011.

2011
Balance at beginning of year	$-
Change in fair value of derivative liability	135,019

Balance at end of period	$135,019

NOTE J – SUBSEQUENT EVENTS

Common Stock To Be issued

The 6,000,000 shares of common stock for consulting services provided during the merger of Clean Wind Energy Tower, Inc. with Clean Wind Energy and for on-going financial services have not been issued as of September 30, 2011.

Also, during the month ended September 30, 2011, the Company received $10,000 from an investor in connection with the private placement subscription. The equivalent 100,000 shares of Common Stock at $0.10 were not yet issued at the end of the period ended September 30, 2011.

Convertible Notes Payable

On October 3, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note"). The financing closed on October 6, 2011. The total net proceeds the Company received from this Offering was $32,500.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 5, 2012. The Note is convertible into common stock, at Asher’s option, at a 69% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 140% if prepaid during the period commencing on the closing date through 120 days thereafter, (ii) 145% if prepaid 121 days following the closing through 150 days following the closing and (iii) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Asher is an accredited investor, Asher had access to information about the Company and their investment, Asher took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

The Company and Asher amended the convertible note dated July 27, 2011 in the amount of $45,000 issued to Asher to increase the discount on the conversion price to 69% effective on the financing closing date of October 6, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended September 30, 2011, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2010 filed on April 12, 2011.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  For the period from July 26, 2010 (date of inception) through September 30, 2011, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

Basic and diluted net loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted net loss per share as their effect would be anti-dilutive. The Company has no common stock equivalents at September 30, 2011.

Income taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Temporary difference between taxable income reported for financial reporting purposes primarily relate to the recognition of debt costs and stock based compensation expenses. The adoption of ASC 740 “Income Taxes” did not have a material impact on the Company’s results of operations or financial condition.

Revenue Recognition

The Company has generated no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended September 30, 2011.

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

Operating Expenses

During the three months and nine months ended September 30, 2011, the aggregate operating expenses were $508,606 and $1,425,564 respectively, there is no prior year’s quarter to compare to since the Company was incorporated on July 26, 2010.

Operating Expenses

	For the Three months ended September 30, 2011	For the Nine months ended September 30, 2011
Research and development	$109,976	$353,376
Legal and Accounting fees	106,245	215,776
Consulting fees	-	59,800
General and administrative	292,385	796,612
Total Operating Expenses	$508,606	$1,425,564

For the period from July 26, 2010 (date of inception) to September 30, 2011, the aggregate operating expenses were $2,263,722, this consists of, legal and accounting fees of $406,313, consulting fees of $503,772, general administrative expenses of $926,702 and research and development of $426,935. The Company anticipates continued increase in its operating expenses for the remainder of 2011 as it continues to increase its initiatives to develop and expands its business plans to achieve its goal of producing wind energy for consumption and growth opportunities.

General Administrative Expenses

	For the Three months ended September 30, 2011	For the Nine months ended September 30, 2011	For the Period from July 26, 2010 (date of inception) through September 30, 2011
Salaries and benefits	$155,921	$469,046	$561,642
Rent	28,467	86,237	94,407
Investor Relations	24,190	80,115	80,114
Marketing	37,991	49,744	49,745
General and administrative	45,816	111,470	139,794
Total General and Administrative Expenses	$292,385	$796,612	$926,702

The Company was incorporated on July 26, 2010 and does not have any prior year’s quarter to compare the general administrative expense for the quarter ended September 30, 2011.

Research and Development

Our research and development costs for the three and nine months ended September 30, 2011 was $109,976 and $353,376 respectively, are associated with the continued development of its technology of designing and construct “Downdraft Towers”, these costs are expensed in the period incurred. The Company anticipates modest growth of research and development costs in 2011.

Other Expenses

The Company recognized an aggregate interest expense of $48,042 for the periods ended September 30, 2011, which consisted of $47,306 for amortization of debt discount related to the debt derivatives and $736 interest expense related to the convertible notes payable. In addition, the Company recognized a loss from change in fair value of derivate liabilities for the periods ended September 30, 2011.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities.

Working Capital

Our working capital deficit increased by ($636,012) during the nine months ended September 30, 2011 from a working capital deficit (current liabilities in excess of current assets) of $196,826 at December 31, 2010 to a working capital deficit of $832,838 at September 30, 2011. The increase in working capital deficit for the three months ended September 30, 2011 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease from working capital by $190,590 for the nine months ended September 30, 2011. The most significant uses and proceeds of cash were:

o	Approximately $1,113,649 of cash consumed in continuing operating activities;
o	A repayment of $42,000 for advances from shareholder/director;
o	Proceeds of $859,000 from issuance of Private Placement Memorandum Subscription for the Company’s Common stock
o	Proceeds of $77,500 from issuance of Convertible Promissory Notes

Of the total current assets of $24,575 as of September 30, 2011, cash represented $4,594. Of the total current assets of $224,481 as of December 31, 2010, cash represented $195,184.

Proceeds from the issuance of common stock

During the nine months ended September 30, 2011, the Company received $859,000 from the issuance of Private Placement Memorandum Subscriptions for the sale of its common stock. The Company paid $9,800 of finder’s fees to brokers for referrals who participated in the private placement subscription. Warrants to purchase 98,000 shares of Common Stock at $0.10 per share were also issued to these brokers for their referrals.

Proceeds from the issuance of convertible promissory note

During the nine months ended September 30, 2011, the Company received a gross amount of $77,500 from the issuance of Convertible Promissory Notes and paid $5,000 in processing fees to the attorneys.

Cashflow analysis

Cash used in continuing operations was $1,113,649 during the period ended September 30, 2011. During the period ended September 30, 2011, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our trade payables. The Company made $42,000 repayments on advance from shareholders/director from operating activities.

We utilized cash for investing activities from continuing operations of $13,441 to purchase equipment for research and development.

Cash provided from financing activities was $859,000 from private placement subscription of the Company common stock during the period ended June 30, 2011. The Company paid $9,800 of finder fees to brokers for referring investors who participated in the private placement subscription. Also, five year Warrants to purchase 98,000 shares of Common Stock at $0.10 per share will be issued to the brokers for these referrals. The Company recorded an expense of $29,400 for these warrants. The fair value of the warrants was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 199%, (3) weighted average risk-free interest rate of 2.0%, (4) expected life of 5.0 years, and (5) estimated fair value of the Company’s common stock of $0.30 per share

In addition, the Company received a gross amount of $77,500 from the issuance of Convertible Promissory notes and paid to the attorneys a total of $5,000 as processing fees.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from continuing operations of $(579,840) and $(1,496,798) for the three and nine months period ended September 30, 2011, respectively, accumulated deficit of $(2,334,956) and total current liabilities in excess of current assets of $(832,838) as of September 30, 2011.

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

Acquisition or Disposition of Property and Equipment

During the nine months ended September 30, 2011, there was $13,441 of expenditures for fixed assets. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

The Company leases approximately 100 square feet of office space at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 pursuant to a lease that expires October 31, 2011 and leases approximately 8,435 square feet of commercial space in Warrenton, Virginia pursuant to a lease that expires November 30, 2013. The Company is in the process of renewing the lease for the office space at Annapolis, Maryland.

The Company maintains one unpatented lode mining claim, #IMC39643, claim name-Abbatoir, which is leased to U.S. Silver Corporation.

Number of Employees

As of November 7, 2011, the Company had 3 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Material Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

As of September 30, 2011, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external consultants and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis.  These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

 Changes in Internal Controls

During the fiscal quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Clean Wind Energy, Inc. v. John Hanback, et al

As of November 4, 2011, we were the plaintiff  in the matter captioned Clean Wind Energy, Inc. v. John Hanback, et al, in the Federal District Court  of Alexandria, Virginia. The Company is seeking to enforce the Proprietary Information and Inventions Agreement with a former employee as regards his obligation to routinely execute formal assignments of seven patent applications filed while employed by the Company. The former employee admits that the Company owns five of the seven inventions and does not admit as to the other two. The two inventions in question are not material to the Company as they relate to construction techniques that the Company finds are no longer relevant to the development of its downdraft tower. The Company does not believe that the outcome will be any material financial impact to its financial statements.

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

Since inception through September 30, 2011, the Company has incurred cumulative losses of ($2,334,956) and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2010, the Company issued 438,209 shares of Common Stock to consultants for services performed and rendered; 338,209 shares were expense in fiscal year 2011 and 100,000 shares were accrued for in fiscal year 2010. These shares were valued at $60,351, which approximated the fair value of the shares when they were issued; the expense recognized in the period ended September 30, 2011 is $53,351 and $7,000 of expenses were recognized in fiscal year 2010. These shares were registered during the nine months ended September 30, 2011.

During the nine month ended September 30, 2011, the Company issued 8,490,000 shares of Common Stock to private placement investors at $0.10 per share for aggregate gross proceeds of $849,000. In connection with the private placement subscription the Company has paid referral fees of $9,800 and also agreed to issue to the referring brokers, five-year warrants to purchase an aggregate of 98,000 shares of common stock at an exercise price of $0.10 per share. These shares were registered during the nine months ended September 30, 2011.

Also, during the month ended September 30, 2011, the Company received $10,000 from an investor in connection with the private placement subscription. The equivalent 100,000 shares of Common Stock at $0.10 were not yet issued at the end of the period ended September 30, 2011.

Issuance of the above securities are exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

On July 27, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $45,000 (the "Note"). The financing closed on August 8, 2011. The total net proceeds the Company received from this Offering on August 8, 2011 was $42,500.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 30, 2012. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 135% if prepaid 91 days following the closing through 120 days following the closing, (iii) 140% if prepaid 121 days following the closing through 151 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

On August 31, 2011, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $32,500 (the "August 2011 Note"). The financing closed on August 31, 2011. The total net proceeds the Company received from this Offering was $30,000.

The August 2011 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 30, 2012. The Note is convertible into common stock, at Asher’s option, at a 52% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the August 2011 Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iii) 145% if prepaid 121 days following the closing through 150 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Asher has agreed to restrict its ability to convert the August 2011 Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Asher is an accredited investor, Asher had access to information about the Company and their investment, Asher took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

On September 20, 2011, the Company received notice from an attorney representing John W. Hanback (Chief Technology Officer), Itzhak Tepper (PE Chief Structural Engineer) and one additional employee located at the Company’s research facility (collectively, the “Former Employees”) whereby the Former Employees have claimed that they have been constructively discharged from their employment and have terminated their employment agreements. The Company considers the notice from the Former Employees as a resignation by such Former Employees and has notified the Former Employees that such resignation has been accepted. As a result of such resignation, the Company has cancelled all stock certificates representing a total of 120,600,000 shares of common stock held by the Former Employees that would have been earned out on the first anniversary of their employment agreements.

The 6,000,000 shares of common stock for consulting services provided during the merger of Clean Wind Energy Tower, Inc. with Clean Wind Energy and for on-going financial services have not been issued as of September 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information.

The 6,000,000 shares of common stock for consulting services provided during the merger of Clean Wind Energy Tower, Inc. with Clean Wind Energy and for on-going financial services have not been issued as of September 30, 2011.

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

_________________
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

Clean Wind Energy Tower, Inc. Registrant

Date: November 14, 2011	By:	/s/ Ronald Pickett
Ronald Pickett
President and Chief Executive Officer
(Principal Executive Officer)