Form 10-K
period 2011-12-31
CLEAN WIND ENERGY TOWER, INC.
filed 2012-04-02
CIK 95572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

The aggregate market value of the voting Common Stock held by non-affiliates (based upon the closing sale price of $0.22 per share on the (Over the Counter Bulletin Board) of the registrant as of June 30, 2011: $1,383,754.

Number of issued and outstanding shares of the registrant’s par value $0.0001 common stock as of March 22, 2012: 225,547,250.

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

Overview

Our Company’s core objective and focus is to become a leading provider of clean efficient green energy to the world communities at a reasonable cost without the destructive residuals of fossil fuel, while continuing to generate innovative technological solutions for today and tomorrow’s electrical power needs.

Clean Wind has assembled a team of experienced business professionals, engineering and scientific consultants with access to the breakthrough energy research upon which this technology is founded and the proven ability to bring the idea to market. Clean Wind has filed several patents that the Company believes will further enhance this potentially revolutionary technology. Clean Wind Energy, Inc. is based in Annapolis MD, and is traded on the OTCBB under the symbol ‘CWET’.

Clean Wind has designed and is preparing to develop, and construct large “Downdraft Towers” that use benevolent, non-toxic natural elements to generate electricity and clean water economically by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing Downdraft Towers in the United States and abroad, the Company intends to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for clean water and electricity.

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

The Principle

Innovative Renewable Energy Technology

The Downdraft Tower is a hollow cylinder with a water spray system at the top. Pumps deliver water to the top of the Downdraft Tower to spray a fine mist across the entire opening. The water evaporates and cools the hot dry air at the top. The cooled air is denser and heavier than the outside warmer air and falls through the cylinder at speeds up to and in excess of 50 mph, driving the turbines located at the base of the structure. The turbines power generators to produce electricity.

In geographic areas where atmospheric conditions are conducive, the exterior of the Downdraft Tower may be constructed with vertical “wind vanes” that capture the prevailing wind and channel it to produce supplemental electrical power. This dual renewable energy resource enhances the capability and productivity of the Clean Wind system.

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

Intellectual Property

The Company has filed numerous patent applications with the U.S. Patent Office to protect its intellectual property.  At this time the Company has retained the following patent as well as the patent applications that we feel are instrumental to the core development of our project:

A modified mobile base for large tower cranes incorporating a multi - Wheeled air ride suspension system for even load distribution on 20 or more wheels, with the ability to keep the tower plumb in all working conditions.

Improved Wind Energy Power Transmission System - To more effectively transmit energy via a new multi-stage variable hydraulic drive system that operates efficiently through a very broad range of wind and turbine speeds.

Energy Tower Having External Wind Capturing Capacity - To supplement the available energy of an energy tower by capturing existing winds aloft (800 to 4,000 ft).

Patent Allowance Notification
On February 14, 2012 the Company announced the Notice of Allowance of its patent application titled Efficient Energy Conversion Devices & Methods (U.S. Pat. App. No. 13/091,124) by the United States Patent and Trademark Office. The patent covers specific aspects of deploying multiple turbines in a wind tunnel coupled to a novel hydraulic system capable of maintaining high efficiency hydraulic to electric conversion under a wide variance of wind speeds. The ultimate goal is to maximize the capture and utilization of all available wind energy in any given wind tunnel, as well as providing a consistency of power output during any deviations in wind speed. The Company considers this patent to be a “Core Patent” providing a significant barrier to entry for any potential competitor.

Site Requirements

Clean Wind’s planned Downdraft Tower requires very specific site conditions.  The location must provide appropriate climate and atmospheric conditions. The site must have access to reliable water sources, either fresh or salt water, in which case desalinization may be required.  The foundation for the Downdraft Tower should most appropriately be bedrock.  Additionally, the site should have access to rail service and other logistical ease of access.  The Company is investigating the feasibility of locating a Downdraft Tower in Arizona...

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

Development

The master development plan for a site requires a series of steps:

●	explore, select, and qualify site for foundation integrity;

●	negotiate and execute land lease (site) and rights of way (water pipeline, transmission line, highway and railway access);

●	survey and identify any artifacts and cultural resources that may be impacted by site exploration, project construction or operation;

●	acquire water rights;

●	determine and design access to and availability of electrical grid, roads, rail transportation, sewer, water, and power for construction and operation;

●	create project site plan for offices, storage buildings for construction equipment, etc.;

●	coordinate and provide, to the extent possible, resource carry-over (i.e., buildings and facilities) to the locale after construction;

●	determine the type and number of jobs created during study, construction and operational phases;

●	determine the cost of the project (currently estimated at $4.5 billion); and

●	determine electricity produced (currently estimated at $900 million annually).

Abundant, Clean, Affordable Energy Production

As currently designed, the Company anticipates that each Downdraft Tower will be capable of generating up to 2,500 megawatts per hour, gross, of which approximately 1/3 will be used to power its operations. From normal to ideal circumstances the Tower should have a potential yield of 1,100 to 1,500 megawatts per hour available for sale to the power grid. One megawatt equates to 1,000,000 watts or 1,000 kilowatts of electricity. Currently, avoided costs per kilowatt in California are running approximately $0.11 per kilowatt hour.

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

Transition to Development Stage Company

In September 2011 the Company closed their internally staffed engineering office in Warrenton, Virginia and began transitioning to a Development Team to oversee and coordinate the efforts of industry consultants and advisors to develop and construct their first Downdraft Energy Tower. The Company has needed to seek numerous consultants with outside expertise beyond the disciplines of their in-house engineering staff. Management believes that as the Company commences the transition from a “Research and Development Stage” company to the actual development of our first project, the best course of action is to seek the advice of well recognized world class industry participants to work with our Company to bring our Downdraft Renewable Energy Tower to market.

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

Environmental

Various parties in the United States and other nations are pursuing clean energy solutions that use efficient and cost- effective renewable resources to serve society while avoiding the adverse effects associated with fossil and nuclear fuels, and also the obvious limitations of solar collectors that work only when the sun shines or wind turbines that work only when the wind blows.

The Downdraft Tower has the capability of being operated with virtually no carbon footprint, fuel consumption, or waste production. The technology has the potential to generate clean, cost effective and efficient electrical power without the damaging effects caused by using fossil or nuclear fuels, and other conventional power sources. The Company also believes that increasing emphasis on green technologies and governmental incentives in the energy industry should have a positive long-term effect on the Company’s planned business and the wind energy industry in general

Numerous federal and state environmental laws can affect the development of renewable energy, such as the California Environmental Quality Act. These laws require that certain studies be conducted to ensure that there are no significant adverse impacts on wildlife, humans and the environment generally. The significant impacts of wind energy projects are on visibility, noise, birds, wildlife habitat and soil erosion. Changes in environmental laws can pose significant expenses on renewable energy development.

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

Employees

As of March 30, 2012, the Company had a total of 3 full time employees. The Company anticipates that in 2012 it will need to hire additional staff in the areas of engineering, marketing, and administration.

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

The report of our independent auditors dated March 30, 2012 on our consolidated financial statements for the year ended December 31, 2011 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our inability to generate sufficient cash flow to sustain our operations without securing additional financing, deficit accumulated during development stage, negative cash flows from operations and our limited cash balances and working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

We are an early development stage company.  We have not yet commenced with the construction of our Downdraft Towers or the production of electricity.

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

The Company plans to enter into and rely on strategic relationships with other parties, in particular to acquire rights necessary to develop and build proposed projects and to develop and build such projects. These strategic relationships could include licensing agreements, partnerships, joint ventures, or even business combinations. The Company believes that these relationships will be particularly important to the Company’s future growth and success due to the size and resources of the Company and the resources necessary to complete the Company’s proposed projects. The Company may, however, not be able to successfully identify potential strategic relationships. Even if the Company does identify one or more potentially beneficial strategic relationships, it may not be able to consummate these relationships on favorable terms or at all, obtain the benefits it anticipates from such relationships or maintain such relationships. In addition, the dynamics of the Company’s relationships with possible strategic partners may require the Company to incur expenses or undertake activities it would not otherwise be inclined to undertake in order to fulfill the Company’s obligations to these partners or maintain the Company’s relationships. To the extent the Company consummates strategic relationships; it may become reliant on the performance of independent third parties under such relationships. Moreover, certain potentially critical strategic relationships are only in the early stages of discussion and have not been officially agreed to and formalized. If strategic relationships are not identified, established or maintained, or are established or maintained on terms that become unfavorable, the Company’s business prospects may be limited, which could have a negative impact on the Company’s ability to execute the Company’s business plan, diminish the Company’s ability to conduct the Company’s operations and/or materially and adversely affect the Company’s business and financial results.

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

Notwithstanding the Recovery Act and other regulatory incentives, we may not be able to finance the development or the construction costs of building our planned projects.

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

Meteorological data we collect during the development phase of a proposed project may differ from actual results achieved after the project is erected. While long-term precipitation patterns have not varied significantly, short-term patterns, either on a seasonal or on a year-to-year basis may vary substantially. These variations may result in lower revenues and higher operating losses.

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

We are seeking to reach agreements for the provision of key aspects of our business with foreign operators, specifically in Mexico. Accordingly, we may become subject to legal, economic and market risks associated with operating in foreign countries, including:

●	the general economic and political conditions existing in those countries;

●	devaluations and fluctuations in currency exchange rates;

●	imposition of limitations on conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

●	imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

●	hyperinflation in certain foreign countries;

●	imposition or increase of investment and other restrictions by foreign governments;

●	longer payment cycles;

●	greater difficulties in accounts receivable collection; and

●	the requirement of complying with a wide variety of foreign laws.

Our ability to conduct business in foreign countries may be affected by legal, regulatory, political and economic risks.

Our ability to conduct business in foreign countries is subject to risks associated with international operations. These include:

●	the burdens of complying with a variety of foreign laws and regulations;

●	unexpected changes in regulatory requirements; and

●	new tariffs or other barriers in some international markets.

We are also subject to general political and economic risks in connection with our international operations, including:

●	political instability and terrorist attacks;

●	changes in diplomatic and trade relationships; and

●	general economic fluctuations in specific countries or markets.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases a suite of offices and shared support services at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 pursuant to a lease that expires October 31, 2012 and leases approximately 8,435 square feet of commercial space in Warrenton, Virginia pursuant to a lease that expires November 30, 2013.On September 26, 2011 the Company  announced the closing of their internally staffed engineering office in Warrenton, Virginia transitioning to a Development Team that will oversee and coordinate the efforts of industry consultants and advisors to develop and construct their first Downdraft Energy Tower.

The Company maintains one unpatented lode mining claim, #IMC39643, claim name-Abbatoir, which is leased to U.S. Silver Corporation.

ITEM 3.  LEGAL PROCEEDINGS

Clean Wind Energy, Inc. v. John Hanback, et al

As of November 4, 2011, we were the plaintiff  in the matter captioned Clean Wind Energy, Inc. vs. John Hanback, et al, in the Federal District Court  of Alexandria, Virginia. On January 12, 2012, the Company and its subsidiary, Clean Wind Energy, Inc. (collectively “CWE”), entered into a Settlement and Release Agreement (the “Agreement”) with John W. Hanback (“Hanback”), Christopher W. Johnson (“Johnson”) and Itzhak Tepper (“Tepper”) (Hanback, Johnson and Tepper, the “Former Employees”), pursuant to which the Former Employees agreed to a mutual release and also agreed to the following:

●
CWE and the Former Employees will jointly file a Stipulation of Dismissal dismissing the lawsuit filed by CWE against the Former Employees in the United States District Court for the Eastern District of Virginia, Alexandria Division, Civil Action No. 1:11cv1206 LMB/TRJ.

●	In consideration of $174,000 from an unaffiliated third party in February 2012, the Former Employees transferred the shares of common stock owned by them to an unaffiliated third party.
●	Hanback tendered to CWE assignments of certain patent applications in consideration of the Hanback Payment.
●
Hanback, Johnson and Tepper agreed to a 15 month non-competition period whereby they will not directly or indirectly attempt to procure a site for a large-scale tower using non-toxic natural elements to generate electricity.

●	Hanback, Johnson and Tepper agreed to a 15 month no-contact period, whereby they may not have any professional dealings with certain parties.

The Company has properly accounted for this settlement as accounts payable and accrued expenses in its December 31, 2011 consolidated financial statements.

Porter LeVay & Rose, Inc.

As of February 23, 2012, we were served with a Complaint in the matter of Porter, LeVay & Rose, Inc. filed in the Supreme Court of the State of New York, stipulating that Clean Wind Energy Tower, Inc. has yet to pay for certain services renedered on behalf of Porter LeVay & Rose for Financial Public Relations services. On March 21, 2012, Clean Wind Energy Tower, Inc., executed a Stipulation Settling Action Agreement and agreed to pay a total of $39,219.30 in equal payments of $9,804.82, the first to be paid prior to March 30,2012 and monthly thereafter until paid in full.The first payment was made on March 27, 2012.  The Company has accounted for this $39,219.30 as accounts payable and accrued expenses in its December 31, 2011 consolidated financial statements.

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

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER   PURCHASES OF EQUITY SECURITIES.

Market information

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “CWET.OB”.  Historical high and low bid information for the Company’s Common Stock is not available to the Company.  The following table reflects the high and low sales prices for the Company’s Common Stock for each fiscal quarter during the fiscal years ended December 31, 2011 and 2010.  The sales prices were obtained from the OTC Bulletin Board.

Quarterly period	Low	High
Fiscal year ended December 31, 2011:
First Quarter	$0.16	$0.27
Second Quarter	$0.22	$0.32
Third Quarter	$0.12	$0.27
Fourth Quarter	$0.10	$0.22
Fiscal year ended December 31, 2010:
First Quarter	$0.05	$0.20
Second Quarter	$0.03	$0.06
Third Quarter	$0.03	$0.06
Fourth Quarter	$0.03	$0.20

Record Holders

As of March 30, 2012, there were approximately 1,357 registered holders of record of the Company’s Common Stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2011, the Company issued 9,540,000 shares of Common Stock to private placement investors at $0.10 per share for aggregate gross proceeds of $954,000. In connection with the private placement subscription the Company has paid referral fees of $9,800 and also agreed to issue to the referring brokers, five-year warrants to purchase an aggregate of 98,000 shares of common stock at an exercise price of $0.10 per share. These shares were registered during the year ended December 31, 2011.

Also, during the year ended December 31, 2011, the Company received $60,000 from an investor in connection with the private placement subscription. The equivalent 600,000 shares of Common Stock at $0.10 were not yet issued at the end of the period ended December 31, 2011.

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

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 30, 2012. The Note is convertible into common stock, at Asher’s option, at a 42% discount (subsequently modified to 69% discount)  to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 135% if prepaid 91 days following the closing through 120 days following the closing, (iii) 140% if prepaid 121 days following the closing through 151 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

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

On October 6, 2011, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $32,500 (the "October 2011 Note").  The total net proceeds the Company received from this Offering was $30,000.

The October 2011 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 5, 2012. The Note is convertible into common stock, at Asher’s option, at a 69% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the October 2011 Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iii) 145% if prepaid 121 days following the closing through 150 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Asher has agreed to restrict its ability to convert the October 2011 Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

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

The 6,000,000 shares of common stock for consulting services provided during the merger of Clean Wind Energy Tower, Inc. with Clean Wind Energy and for on-going financial services have not been issued as of December 31, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the statements contained in this Annual Report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	our ability to raise capital when needed and on acceptable terms and conditions;

●	our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

●	the intensity of competition;

●	general economic conditions; and

●	other factors discussed in “Risk Factors.”

All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto.

Overview

Clean Wind Energy Tower, Inc. (the “Company” formerly known as Superior Silver Mines, Inc.) was incorporated in the State of Idaho on January 22, 1962 as Superior Mines Company and then changed its name to Superior Silver Mines, Inc.  The Company reincorporated as a Nevada corporation on December 27, 2010.  The Company has been dormant for a number of years, and has no known mineral reserves.

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

Plan of Operation

Our Company’s core objective and focus is to become a leading provider of clean efficient green energy to the world communities at a reasonable cost without the destructive residuals of fossil fuel, while continuing to generate innovative technological solutions for today and tomorrow’s electrical power needs.

As a development stage company, Clean Wind Energy has yet to earn revenues from its operations.  Clean Wind Energy is developing plans to design and construct large Downdraft Towers that use benevolent, non-toxic natural elements to generate electricity and clean water economically by integrating and synthesizing numerous proven as well as emerging technologies.  In addition to constructing Downdraft Towers in the United States and abroad, the Company intends to be prepared to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for clean water and electricity. From our inception in July 2010, we have completed the following milestones, among others:

●	Filed numerous patent applications with the U.S. Patent Office in connection with the development of the wind technologies.
●
Received Notice of Allowance of its patent application titled Efficient Energy Conversion Devices & Methods (U.S. Pat. App. No. 13/091,124) by the United States Patent and Trademark Office. The patent covers specific aspects of deploying multiple turbines in a wind tunnel coupled to a novel hydraulic system capable of maintaining high efficiency hydraulic to electric conversion under a wide variance of wind speeds. The ultimate goal is to maximize the capture and utilization of all available wind energy in any given wind tunnel, as well as providing a consistency of power output during any deviations in wind speed. The Company considers this patent to be a “Core Patent” providing a significant barrier to entry for any potential competitor.

●	Executed agreements with three strategic world class companies with industry experience to assist in developing our Downdraft Tower.
●	Identified and executed agreements with key industry consultants.
●
Carbon Credit Assessment - Retained Green Giant Venture Fund to assessing the potential of CWET’s emission reduction project on the worldwide carbon markets and estimating the expected revenue generation, providing access to Carbon Finance. Green Giant Venture Fund initial estimates, developed under the appropriate United Nations Framework Convention on Climate Change (UNFCCC)/CDM Methodology and the Verified Carbon Standard (VCS), reflect that CWET’s project will reduce 5.7 Million tons of CO2 per year. These estimates are calculated 10 years forward resulting in a yearly value of $17.1 M USD, and total value over the 10-year crediting period of $170 Million USD for each individual Downdraft Tower.

●
The Company selected a site located in San Luis, Arizona to pursue the construction of their innovative green renewable energy Downdraft Tower Facility. The San Luis location incorporates plans for two (2) Downdraft Towers and a component parts Assembly Plant. As designed, the Company anticipates that each Downdraft Tower could generate enough electricity to power up to 1,600,000 homes using the guidelines set forth in the California Statewide Residential Appliance Saturation Study, 2004.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  For the period from July 26, 2010 (date of inception) through December 31, 2011, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

Income taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Temporary difference between taxable income reported for financial reporting purposes primarily relate to the recognition of debt costs and stock based compensation expenses. The adoption of ASC 740 “Income Taxes” did not have a material impact on the Company’s consolidated results of operations or financial condition.

Revenue Recognition

The Company has generated no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended December 31, 2011.

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

Accounting for Derivatives

In 2011, we issued convertible notes payable that contained certain conversion features which we identified as embedded derivatives. Therefore, in accordance with ASC 815-40, we reclassified the fair value of the conversion feature from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, we are required to adjust to fair value the derivative as an adjustment to current period operations.

New Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2011 TO THE YEAR ENDED DECEMBER 31, 2010

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and Development

During the year ended December 31, 2011, we incurred $362,850 as compared to $73,559 for the period from July 26, 2010 (date of inception) through December 31, 2010; an increase of $289,291, or 393%.  The Company anticipates continued increase in research and development as products are developed.

Selling and Administrative
During the year ended December 31, 2011, we incurred $1,713,895 as compared to $764,598 for the period from July 26, 2010 (date of inception) through December 31, 2010; an increase of $949,297, or 124%.  The Company added additional staff and costs associated to our increase Company development activities.

Depreciation

During the year ended December 31, 2011, we purchased office and other equipment.  Depreciation for the year ended December 31, 2011 was $2,197 as compared to $0 for the period from July 26, 2010 (date of inception) through December 31, 2010.

Other Income/Expense

Interest expense

For year ended December 31, 2011, we incurred $182,929 as interest expense relating to our issued convertible notes payable.  In connection with the issuance, we incurred noncash charge to interest of $127,787 due to the excess of fair value of the conversion feature over the note proceeds.  In addition, we amortized a debt discount associated with the notes of $52,222.

Loss on modification of debt

In conjunction with the issuance of our October 2011 convertible note, we agreed to modify the conversion terms of our preexisting note issued in July 2011 from a 48% to a 69% discount formula.  As such, we incurred a noncash charge to operations of $88,849 as debt modification.

Gain on change in fair value of derivative liabilities

Each reporting period, we are required to adjust to fair value the conversion features of our convertible notes.  For the year ended December 31, 2011, we reported a gain on change in fair value of $89,241.

Net Loss

As a result of the activities described above, we incurred a net loss of $2,261,479 for the year ended December 31, 2011 as compared to a net loss of $838,157 for the period from July 26, 2010 (date of inception) through December 31, 2010.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and debt financing.

Working Capital

Our working capital deficit increased by ($1,151,464) during the year ended December 31, 2011 from a working capital deficit (current liabilities in excess of current assets) of $196,826 at December 31, 2010 to a working capital deficit of $1,348,290 at December 31, 2011. The increase in working capital deficit for the year ended December 31, 2011 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease from working capital by $142,852 for the year ended December 31, 2011. The most significant uses and proceeds of cash were:

●	Approximately $1,243,600 of cash consumed in operating activities;

●	A repayment of $42,000 for advances from shareholders/director;

●	Proceeds of $1,004,200 from issuance of Private Placement Memorandum Subscription for the Company’s Common stock

●	Proceeds of $110,000 from issuance of Convertible Promissory Notes

Of the total current assets of $52,332 as of December 31, 2011, cash represented $52,332. Of the total current assets of $224,481 as of December 31, 2010, cash represented $195,184.

Proceeds from the issuance of common stock

During the year ended December 31, 2011, the Company received $1,004,200 from the issuance of Private Placement Memorandum Subscriptions for the sale of its common stock. The Company paid $9,800 of finder’s fees to brokers for referrals who participated in the private placement subscription. Warrants to purchase 98,000 shares of Common Stock at $0.10 per share were also issued to these brokers for their referrals.

Proceeds from the issuance of convertible promissory note

During the year ended December 31, 2011, the Company received a gross amount of $110,000 from the issuance of Convertible Promissory Notes and paid $7,500 in processing fees to the attorneys.

Cash flow analysis

Cash used in operations was $1,243,611 during the year ended December 31, 2011. During the year ended December 31, 2011, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our trade payables. The Company made $42,000 repayments on advance from shareholders/director from for operating expenses operating activities.

We utilized cash for investing activities from continuing operations of $13,441 to purchase equipment for research and development.

Cash provided from financing activities was $1,114,200 from private placement subscription of the Company common stock during the year ended December 31, 2011. The Company paid $9,800 of finder fees to brokers for referring investors who participated in the private placement subscription. Also, five year Warrants to purchase 98,000 shares of Common Stock at $0.10 per share will be issued to the brokers for these referrals. The Company recorded an expense of $29,400 for these warrants. The fair value of the warrants was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 247%, (3) weighted average risk-free interest rate of 2.0%, (4) expected life of 5.0 years, and (5) estimated fair value of the Company’s common stock of $0.30 per share

In addition, the Company received a gross amount of $110,000 from the issuance of Convertible Promissory notes and paid to the attorneys a total of $7,500 as processing fees.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $(2,261,479) for the year ended December 31, 2011, accumulated deficit of $(3,099,636) and total current liabilities in excess of current assets of $(1,348,290) as of December 31, 2011.

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

Management expects that global economic conditions will continue to present a challenging operating environment through 2012. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives. Working capital management will continue to be a high priority for 2012.

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

Our independent registered public accounting firm’s report on our December 31, 2011 consolidated financial statements included in this Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Off-Balance sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment other than the operating leases as disclosed in Item 2, Properties and Notes to Consolidated Financial Statements (Note 9).

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed so that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. This determination was due to the lack of segregation of duties and the Company’s failure to implement the necessary internal controls.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.
In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2011 are fairly stated, in all material respects, in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Warrant Agreement

On January 12, 2012 the Company entered into a Warrant Agreement providing the holder the right to purchase, at any time, up to July 12, 2012 and up to $1,000,000 worth of the Company's common stock valued at an exercise price calculated by taking the daily closing bid price of the Company's common stock reported on the OTCBB, at the date of exercise and discounting that closing bid price by 20%, provided, however, the exercise price shall in no event be lower than $0.10 per share nor greater than $0.40 per share.  The Warrant Agreement is non cancelable by the Company and is non callable.

Financing

On February 29, 2012, the Company entered into a Note Purchase Agreement pursuant to which the Company issued a secured convertible note in the amount of $335,000 due on June 23, 2012 with fixed interest of $12,563 per month beginning thirty days from issuance along with defined principal payments.  The Note is secured by certain assets of the Company

Subsequent issuances

On January 12, 2012, the Company entered into a Warrant Agreement with Paradigm Concepts, Inc. (the "Warrant Holder"), pursuant to which the Company issued to Warrant Holder one certificate (the “Warrant Certificate”) providing the Warrant Holder with the right to purchase, at any time until the earliest occurrence of either (a) after the underlying common stock issuable in the exercise of the warrants being declared registered and effective by the SEC on a registration statement filed by the Company, or, (b) 5:30 P.M. Pacific Daylight Savings Time on July 12, 2012. The Warrant Certificate is exercisable up to $1,000,000 worth of restricted shares of common stock of the Company (the “Warrant Shares”) valued at exercise price calculated by taking the daily closing bid price of the Company’s common stock as reported on the OTCBB, on the date of the exercise of the warrants, and discounting that closing bid price by 20%; provided, however, the exercise price may in no event be lower than $0.10 per share nor greater than $0.40 per share. The Warrant is non-cancelable by the Company and non-callable.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Paradigm is an accredited investor, had access to information about the Company and their investment, Paradigm took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

On January 12, 2012, the Company and its subsidiary, Clean Wind Energy, Inc. (collectively “CWE”), entered into a Settlement and Release Agreement (the “Agreement”) with John W. Hanback (“Hanback”), Christopher W. Johnson (“Johnson”) and Itzhak Tepper (“Tepper”) (Hanback, Johnson and Tepper, the “Former Employees”), pursuant to which the Former Employees agreed to a mutual release and also agreed to the following:

•
CWE and the Former Employees will jointly file a Stipulation of Dismissal dismissing the lawsuit filed by CWE against the Former Employees in the United States District Court for the Eastern District of Virginia, Alexandria Division, Civil Action No. 1:11cv1206 LMB/TRJ.

•	In consideration of $174,000 from an unaffiliated third party in February 2012, the Former Employees transferred the shares of common stock owned by them to an unaffiliated third party.
•	Hanback tendered to CWE assignments of certain patent applications in consideration of the Hanback Payment.
•
Hanback, Johnson and Tepper agreed to a 15 month non-competition period whereby they will not directly or indirectly attempt to procure a site for a large-scale tower using non-toxic natural elements to generate electricity.

•	Hanback, Johnson and Tepper agreed to a 15 month no-contact period, whereby they may not have any professional dealings with certain parties.

On February 7, 2012, the Company paid off the convertible promissory note in the amount of $45,000 dated July 27, 2011 held by Asher Enterprises Inc. The total amount paid is $69,304.92 which represents principal, interest and penalty for early payment before maturity.

On February 22, 2012, the Company  paid off the convertible promissory note in the amount of $32,500 dated August 23, 2011 held by Asher Enterprises Inc. The total amount paid is $49,918.22 which represents principal, interest and penalty for early payment before maturity.

On February 29, 2012, the Company entered into a Note Purchase Agreement and a Pledge and Security Agreement with Hanover Holdings I, LLC ("Hanover"), providing for the sale of an Original Issue Discount Secured Convertible Promissory Note in the principal amount of $335,000 (the "Note"). The financing closed on March 2, 2012. The Note contained an original issue discount of 10% representing $33,500. In the event of default, Hanover may convert balances owed under the Note into restricted shares of common stock, at Hanover’s option, at a conversion price equal to 45% of the lowest trading price for the common stock at any time during the prior 10 trading days immediately preceding the date of the notice of such conversion.

The Note bears interest at the rate of 15% per annum. Subject to the prepayment provisions in the Note, the principal plus interest amount of the Note is to be repaid subject to an amortization schedule which provides that the Company pay (i) $47,562.50 thirty days from the date of the Note, (ii) $62,562.50 sixty days from the date of the Note, (iii) $112,562.50 ninety days from the date of the Note and (iv) $162,562.50 one hundred twenty days from the date of the Note. The Company may prepay the Note in full at the Company’s sole option and discretion by providing to Hanover three prior trading days’ written notice, in full. The Company is required to pay off all principal, interest and any other amounts owing prior to any such prepayment. In order to facilitate the closing of this financing, a shareholder pledged 10,000,000 shares to Hanover.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Hanover is an accredited investor, Hanover had access to information about the Company and their investment, Hanover took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

On March 9, 2012, the Company paid off the convertible promissory note in the amount of $32,500 dated October 3, 2011 held by Asher Enterprises Inc. The total amount paid is $49,157.82 which represents principal, interest and penalty for early payment before maturity.

On February 29, 2012, the Company entered into a Note Purchase Agreement and a Pledge and Security Agreement with Hanover Holdings I, LLC ("Hanover"), providing for the sale of an Original Issue Discount Secured Convertible Promissory Note in the principal amount of $335,000 (the "Note"). The financing closed on March 2, 2012. The Note contained an original issue discount of 10% representing $33,500. In the event of default, Hanover may convert balances owed under the Note into restricted shares of common stock, at Hanover’s option, at a conversion price equal to 45% of the lowest trading price for the common stock at any time during the prior 10 trading days immediately preceding the date of the notice of such conversion. In order to facilitate the closing of this financing, a shareholder pledged 10,000,000 shares to Hanover (the “Pledged Shares”). On March 8, 2012, the Company received a notice of default from Hanover as a result of the Company’s common stock volume weighted average price falling below $0.08 per share. Hanover has requested that the escrow agent transfer the Pledged Shares to Hanover. Further, Hanover has demanded the repayment of $481,562.50 as a result of the claimed default.

During the month of January 2012, the Company issued an aggregate of 9,161,556 shares of common stock for services rendered of $1,329,118 and 1,450,000 common shares for common stock subscriptions for $145,000.

During the month ended February 2012, the Company issued an aggregate of 259,630 shares of common stock for services rendered of $26,283, 400,000 common shares for common stock subscriptions for $40,000 and 2,300,000 common shares for in connection with a warrant agreement entered into on January 12, 2012 for $230,000.

During the month of March 2012, the Company issued an aggregate of 1,525,545 shares of common stock for services rendered of $66,058.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of December 31, 2011:

Name	Age	Position(s)	Term of Office (Directors)
Ronald W. Pickett*	64	President, Chief Executive Officer and Chairman	Annual meeting
Stephen Sadle*	66	Chief Operating Officer and Director	Annual Meeting
Robert P. Crabb*	64	Secretary, Chief Marketing Officer and Director	Annual meeting
Ownkar Persaud*	54	Chief Financial Officer	N/A
H. James Magnuson	58	Director	Annual meeting
Arthur P. Dammarell	67	Director	Annual meeting

*	Appointed pursuant to the terms of the Merger Agreement.

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

Stephen Sadle, Chief Operating Officer, Director

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

Code of Ethics

The Company has adopted a Code of Conduct and Ethics that applies to all directors, officers and employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer. The Company does not have a separately-designated standing audit committee or a committee performing similar functions.  Because the Company does not have an audit committee, the company has not yet determined whether any of its directors qualifies as an audit committee financial expert. Currently, the Company Board of Directors review the Company’s 10-K and financial statements.

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

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)		Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ronald W. Pickett, President,	2011	$199,266	(6)	$0	$0	(3)	$0	$0	$0	$0	$199,266
Chief Executive Officer and Chairman (1)	2010	34,614	(2)	0	0		0	0	0	0	34,614

Thomas S. Smith, Director,	2011	$0		$0	$0		$0	$0	$0	$0	$0
Former President (4)	2010	$0		$0	$0		$0	$0	$0	$0	$0

(1)	Appointed as President, Chief Executive Officer and Chairman effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(2)	This amount represents accrued salary for Mr. Pickett for his services as an executive officer of Clean Wind for the period from July 26, 2010 (date of inception) through December 31, 2010.

(3)
On September 22, 2010, Clean Wind Energy issued Mr. Pickett 20,000 shares of its common stock in exchange for cash and services rendered from Clean Wind Energy’s inception through September 22, 2010 at a price equal to $.001 per share (the par value of the shares).  Based upon the status of Clean Wind Energy as of September 22, 2010, such as its lack of assets, activities, commitments for funding and operations, the Company believes the fair value of Clean Wind Energy’s common stock was its par value at such time.  In addition, the Company believes there is no material value that can be attributed to the ministerial services rendered by Clean Wind Energy’s founders prior to the issuance of such shares.  Accordingly, the Company believes Clean Wind Energy did not pay any material equity-based compensation to officers and employees for services during the period from July 26, 2010 (date of inception) through December 31, 2010.

(4)	Resigned as President effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(5)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(6)	Included in the amount is $100,236 of accrued salaries for Mr. Pickett.

Director Compensation Table

The following table and related footnotes show the compensation paid during the fiscal year ended December 31, 2011 to the Company’s directors for their service as directors.

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

Narrative to Summary Compensation Table and Director Compensation Table

During the year ended December 31, 2011, the Company provided no stock options, warrants, or stock appreciation rights.  On December 29, 2010, pursuant to the Merger, Clean Wind Energy became a wholly-owned subsidiary of the Company.  Clean Wind Energy has employment agreements with its officers as described below.  Clean Wind has accrued salaries for all its executives from inception through December 31, 2011 in the amount of $472,221.  On December 29, 2010, the Company issued 100,000 shares of Common Stock to former director Terrence J. Dunne in connection with services provided to the Company.  The Company did not otherwise compensate its directors of executive officers in 2010 or 2011.

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

Name	Position(s)	Term	Salary	Bonus	Severance
Ronald W. Pickett	President, Chief Executive Officer	3 years; renewable for 1 year on mutual consent	$200,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.
Stephen Sadle	Chief Operating Officer	3 years; renewable for 1 year on mutual consent	$175,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.
Robert P. Crabb	Secretary, Chief Marketing Officer	3 years; renewable for 1 year on mutual consent	$60,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.
Ownkar Persaud (1)	Chief Financial Officer	3 years; renewable for 1 year on mutual consent	$60,000	Board Discretionary	Three (3) months salary and benefits for termination due to a change of control

(1)	Mr. Ownkar Persaud mutually agreed to reduce his original annual salary of $100,000 to $60,000 effective January 1, 2011.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of March 22, 2012, the beneficial ownership of our common stock by:

(1)	each person or entity who is known by us to beneficially own more than five percent (5%) of our common stock;

(2)	each of our directors;

(3)	each Named Executive Officer; and

(4)	all of our directors and executive officers as a group.

Set forth below is certain information, as of March 22, 2012, with respect to each person (including any group as that term is used in section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock.  Unless otherwise indicated, the address of each beneficial owner is c/o Clean Wind Energy Tower, Inc., 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 and the nature of beneficial ownership is direct.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Ronald W. Pickett	72,235,000	32.0%
Stephen Sadle	58,250,000	26.0%
Robert P. Crabb	12,400,000	5.0%

(1)	Based upon 225,547,250 shares of Common Stock outstanding as of March 22, 2012.

Security ownership of management

Set forth below is certain information, as of March 30, 2011, as to the Company’s Common Stock beneficially owned by all directors, each of the named executive officers, and directors and executive officers of the Company as a group.  Unless otherwise indicated, all beneficial ownership is direct.

Name of Beneficial Owner	Title of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Ronald W. Pickett	President, Chief Executive Officer and Chairman	72,235,000	(3)	32.0%
Stephen Sadle	Chief Operating Officer and Director	58,250,000	(3)	26.0%
Robert P. Crabb	Secretary, Chief Marketing Officer and Director	12.400,000	(3)	5.0%
Ownkar Persaud	Chief Financial Officer	10,000,000	(3)	4.4%

H. James Magnuson	Director	1,811,114	(2)	*
Arthur P. Dammarell	Director	525,500		*
Directors and executive officers as a group (6 persons)	---	155,221,614		67.4%

* Less than 1%.

(1)	Based upon 225,547,250 shares of Common Stock outstanding as of March 30, 2012.

(2)	Includes 1,368,891 shares held in trust for the benefit of Mr. Magnuson’s relatives. As trustee, Mr. Magnuson has the power to vote such shares, but disclaims any beneficial ownership in the shares.

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

During the periods of November and December, 2010, Ronald W. Pickett, a director and executive officer of the Company, advanced Clean Wind Energy $71,333 (cash received and deposited of $22,000 and the balance of $49,333 is reimbursable expenses). During the year ended December 31, 2011, the Company had repaid $66,333 and owed Mr. Pickett a sum of $5,000. These amounts are interest free advances.  Clean Wind Energy also owes reimbursable expenses of approximately $15,000 to Stephen Sadle at December 31, 2010, this amount was paid in full during the year ended December 31, 2011.

On December 29, 2010, the Company agreed to issue 100,000 shares of Common Stock to former director Terrence J. Dunne in connection with services provided to the Company. These shares of Common Stock were issued during the year ended December 31, 2011.

Indemnification Agreements

On March 30, 2011, the Company entered into Indemnification Agreements with directors Thomas Smith, H. James Magnuson and Arthur P. Dammarell, and executives Ronald Pickett, President and Chief Executive Officer and Ownkar Persaud, Chief Financial Officer.

The Indemnification Agreements provide that the Company will indemnify the Company's officers and directors, to the fullest extent permitted by law, relating to, resulting from or arising out of any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation by reason of the fact that such officer or director (i) is or was a director, officer, employee or agent of the Company or (ii) is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.. In addition, the Indemnification Agreements provide that the Company will make an advance payment of expenses to any officer or director who has entered into an Indemnification Agreement, in order to cover a claim relating to any fact or occurrence arising from or relating to events or occurrences specified in this paragraph, subject to receipt of an undertaking by or on behalf of such officer or director to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Company as authorized under this Agreement.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

RBSM LLP (“RBSM”) has served as our independent registered public accounting firm since December 30, 2010. RBSM was also Clean Wind Energy’s independent registered public accounting firm prior to the Merger on December 29, 2010.  Prior to December 30, 2010, DeCoria, Maichel & Teague P.S. (“DM&T”) served as the Company’s independent registered accounting firm. We have not been billed by DM&T upon consummation of the December 2010 Reverse Merger.

(1) Audit Fees

RBSM has billed us audit fees of $45,600 and $-0- during 2011 and 2010, respectively. These fees would relate to the audit of our annual consolidated financial statements and the review of the interim consolidated financial statements and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees

RBSM billed us audit-related fees in the aggregate amount of 13,300 and $10,000 during 2011 and 2010, respectively. These fees relate to the audit of our subsidiary, Clean Wind Energy’s September 30, 2010 financial statements and review of the Form 8-K and review of the Company’s registration statements filed with the SEC.

(3) Tax Fees

No fees of this sort were billed by RBSM during 2011 or 2010.

(4) All Other Fees

No fees of this sort were billed by RBSM during 2011 and 2010 or by DM&T during 2011 and 2010.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of RBSM on Consolidated Financial Statements as of and for the periods ended December 31, 2011 and 2010

Consolidated Balance Sheet as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Year ended December 31, 2011, for the Period from July 26, 2010 (date of inception) through December 31, 2010 and for the Period from July 26, 2010 (date of inception) through December 31, 2011

Consolidated Statements of Changes in Stockholders’ Deficit for the period from July 26, 2010 (date of inception) through ended December 31, 2011

Consolidated Statements of Cash Flows for Year ended December 31, 2011, for the Period from July 26, 2010 (date of inception) through December 31, 2010 and for the Period from July 26, 2010 (date of inception) through December 31, 2011

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules.

Additional Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibits Index

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of December 29, 2010, by and among Superior Silver Mines, Inc., Superior Silver Mines Acquisition Corp., and Clean Wind Energy, Inc. (1)
2.2	Plan of Domestication of Superior Silver Mines, Inc., dated December 21, 2010 (1)
2.3	Nevada Articles of Domestication of Superior Silver Mines, Inc., dated December 27, 2010 (1)
2.4	Idaho Statement of Domestication of Superior Silver Mines, Inc., dated December 22, 2010 (1)
2.5	Articles of Merger by and between Clean Wind Energy Tower, Inc. and Superior Silver Mines, Inc. (2)
3.1	Articles of Incorporation of Clean Wind Energy Tower, Inc. (1)
3.2	Amended Bylaws of Clean Wind Energy Tower, Inc. (3)
4.1	Form of Common Stock Certificate (4)
10.1	Letter Agreement between Clean Wind Energy, Inc. and Source Capital Group, Inc., dated November 22, 2010 (1)
10.2	Deed of Lease, dated December 1, 2010, by and between CKP One, LLC and Clean Wind Energy, Inc. (1)
10.3	Lease Agreement, dated October 20, 2010, and effective November 1, 2010, by and between Office Suites PLUS at Annapolis and Clean Wind Energy, Inc. (1)
10.4	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ronald Pickett, and Amendment dated November 22, 2010 (1)
10.5	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Stephen Sadle, and Amendment dated November 22, 2010 (1)
10.6	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Robert Crabb, and Amendment dated November 22, 2010 (1)
10.7	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and John W. Hanback, and Amendment dated November 22, 2010 (1)
10.8	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Itzhak Tepper, PE, and Amendment dated November 22, 2010 (1)
10.9	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ownkar Persaud, and Amendment dated November 22, 2010 (1)
10.10	Form of Director and Officer Indemnification Agreement (4)
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant (4)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ownkar Persaud
32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ownkar Persaud pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 30, 2010 and incorporated herein by reference.
(2)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.
(3)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 28, 2010 and incorporated herein by reference.
(4)	Filed with the registrant's Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 12, 2011 and incorporated herein by reference.

The following exhibits are included herein or incorporated by reference:

Exhibit	Description

14.1	Code of Business Conduct and Ethics

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ownkar Persaud

32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Ownkar Persaud pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN WIND ENERGY TOWER, INC.

Dated: March30, 2012	By:	/s/ Ronald W. Pickett
Name: Ronald W. Pickett
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2012	By:	/s/ Ronald W. Pickett
Name: Ronald W. Pickett
President, Chief Executive Officer (PEO), Director

Dated: March 30, 2012	By:	/s/ Ownkar Persaud
Name: Ownkar Persaud
Chief Financial Officer (PFO and PAO)

Dated : March 30, 2012	By:	/s/ Robert P. Crabb
Name: Robert P. Crabb
Director

Dated : March 30, 2012	By:	/s/ Stephen L. Sadle
Name: Stephen L. Sadle
Director

Dated : March 30, 2012	By:	/s/ H. James Magnuson
Name: H. James Magnuson
Director

Dated : March 30, 2012	By:	/s/ Arthur P. Dammarell
Name: Arthur P. Dammarell
Director

Clean Wind Energy Tower, Inc.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Clean Wind Energy Tower, Inc.

We have audited the accompanying consolidated balance sheets of Clean Wind Energy Tower, Inc. (the “Company”), a development stage company as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years ended December 31, 2011 and for the period from July 26, 2010 (date of inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of Clean Wind Energy Tower, Inc. as of December 31, 2011 and 2010, and the consolidated results of operations, and cash flows for each of the two years in the period ended December 31, 2011 and for the period from July 26, 2010 (date of inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
March 30, 2012

CLEAN WIND ENERGY TOWER, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$52,332	$195,184
Prepaid expenses	-	29,697
Total current assets	52,332	224,881

Property and equipment, net	11,244	-

Other assets:
Deposits	9,330	9,330

Total assets	$72,906	$234,211

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$478,355	$191,581
Accrued liabilities and expenses	627,650	183,126
Advances from stockholders/officers	5,000	47,000
Convertible notes payable, net of unamortized debt discount of $57,778	52,222	-
Derivative liabilities	237,395	-
Total current liabilities	1,400,622	421,707

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2011 and 2010	-	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 210,850,519 and 20,955,199 shares issued and outstanding as of December 31, 2011 and 2010, respectively	21,085	2,096
Common stock to be issued	480,000	457,000
Additional paid in capital	1,270,835	191,565
Accumulated deficit during development stage	(3,099,636)	(838,157)
Total stockholders' deficit	(1,327,716)	(187,496)

Total liabilities and stockholders' deficit	$72,906	$234,211

See the accompanying notes to the consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2011	For the period From July 26, 2010 (date of inception) through December 31, 2010	For the period From July 26, 2010 (date of inception) through December 31, 2011
REVENUE:	$-	$-	$-

OPERATING EXPENSES:
Research and development	362,850	73,559	436,409
Selling, general and administrative	1,713,895	764,598	2,478,493
Depreciation	2,197	-	2,197
Total operating expenses	2,078,942	838,157	2,917,099

Loss from operations	(2,078,942)	(838,157)	(2,917,099)

Other income (expense):
Interest expense	(182,929)	-	(182,929)
Loss on modification of debt	(88,849)	-	(88,849)
Gain on change in fair value of derivative liabilities	89,241	-	89,241

Loss before provision for income taxes	(2,261,479)	(838,157)	(3,099,636)

Provision for income taxes (benefit)	-	-	-

NET LOSS	$(2,261,479)	$(838,157)	$(3,099,636)

Net loss per common share, basic and fully diluted	$(0.01)	$(0.04)

Weighted average number of common shares outstanding, basic and fully diluted	226,844,313	20,955,199

See the accompanying notes to the consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period From July 26, 2010 (date of inception) Through December 31, 2011

	Preferred stock		Common stock		Common to be Issued		Additional Paid In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, date of inception (July 26, 2010) adjusted for recapitalization	-	$-	20,955,199	$2,096	-	$-	$191,565	$-	$193,661
Recapitalization and direct costs resulting in reverse merger:
Shares to be issued to Clean Wind Energy's stockholders	-	-	-	-	300,000,000	30,000	-	-	30,000
Shares to be issued for consulting services rendered in connection with reverse merger	-	-	-	-	6,100,000	427,000	-	-	427,000
Net loss	-	-	-	-	-	-	-	(838,157)	(838,157)
Balance, December 31, 2010	-	-	20,955,199	2,096	306,100,000	457,000	191,565	(838,157)	(187,496)
Recapitalization and direct costs resulting in reverse merger:
Shares issued to Clean Wind Energy's stockholders	-	-	300,000,000	30,000	(300,000,000)	(30,000)	-	-	-
Shares issued for consulting services rendered in connection with reverse merger	-	-	100,000	10	(100,000)	(7,000)	6,990	-	-
Shares issued for consulting services rendered at $0.20 per share	-	-	100,000	10	-	-	19,990	-	20,000
Shares to be issued in connection with PPM Subscription at $0.10 per share	-	-	-	-	1,200,000	120,000	-	-	120,000
Shares issued in connection with PPM Subscription at $0.10 per share	-	-	1,200,000	120	(1,200,000)	(120,000)	119,880	-	-
Shares issued in connection with PPM Subscription at $0.10 per share	-	-	7,290,000	729	-	-	728,271	-	729,000
Accrued warrants to be issued referring brokers in connection with PPM Subscription at $0.10 per share	-	-	-	-	-	-	(29,400)	-	(29,400)
Subtotal	-	$-	329,645,199	$32,965	6,000,000	$420,000	$1,037,296	$(838,157)	$652,104

See the accompanying notes to the consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period From July 26, 2010 (date of inception) Through December 31, 2011

	Preferred stock		Common stock		Common to be Issued		Additional Paid In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance forward	-	$-	329,645,199	$32,965	6,000,000	$420,000	$1,037,296	$(838,157)	$652,104
Shares issued for consulting services rendered at $0.27 per share	-	-	24,422	2	-	-	6,591	-	6,593
Broker's finders fees paid in connection with PPM Subscription	-	-	-	-	-	-	(9,800)	-	(9,800)
Shares issued for consulting services rendered at $0.20 per share	-	-	13,787	1	-	-	2,756	-	2,757
Shares to be issued in connection with PPM Subscription at $0.10 per share	-	-	1,050,000	105	600,000	60,000	104,895	-	165,000
Shares issued for consulting services rendered at $0.12 per share	-	-	150,000	15	-	-	17,985	-	18,000
Shares issued for consulting services rendered at $0.12 per share	-	-	50,000	5	-	-	5,995	-	6,000
Shares forfeited and cancelled by some Clean Wind Energy's stockholders acquired in connection with the merger upon resignation	-	-	(120,600,000)	(12,060)	-	-	12,060	-	-
Shares issued for consulting services rendered at $0.18 per share	-	-	517,111	52	-	-	93,057	-	93,109
Net loss	-	-	-	-	-	-	-	(2,261,479)	(2,261,479)
Balance, December 31, 2011	-	$-	210,850,519	$21,085	6,600,000	$480,000	$1,270,835	$(3,099,636)	$(1,327,716)

See the accompanying notes to the consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2011	For the period From July 26, 2010 (date of inception) through December 31, 2010	For the period From July 26, 2010 (date of inception) through December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,261,479)	$(838,157)	$(3,099,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,197	-	2,197
Amortization of debt discounts	52,222	-	52,222
Non cash interest	127,787	-	127,787
Common stock issued for services rendered	146,459	427,000	573,459
Loss on debt modification	88,849	-	88,849
Gain from change in fair value of derivative liabilities	(89,241)	-	(89,241)
Changes in operating assets and liabilities:
Prepaid expenses	29,697	(29,697)	-
Advances from stockholders/officers	(42,000)	47,000	5,000
Accounts payable and accrued expenses	701,898	374,707	1,076,605
Net cash used in operating activates	(1,243,611)	(19,147)	(1,262,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from reverse merger	-	223,586	223,586
Purchase of property and equipment	(13,441)	-	(13,441)
Payment of long term deposit	-	(9,330)	(9,330)
Net cash (used in) provided by investing activities	(13,441)	214,256	200,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's common stock	-	75	75
Proceeds from shares issued in connection with PPM Subscription	1,004,200	-	1,004,200
Proceeds from issuance of convertible notes payable	110,000	-	110,000
Net cash provided by financing activities	1,114,200	75	1,114,275

Net (decrease) increase in cash and cash equivalents	(142,852)	195,184	52,332
Cash and cash equivalents, beginning of period	195,184	-	-

Cash and cash equivalents, end of period	$52,332	$195,184	$52,332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash investing and financing activities:
Accrued warrants to be issued referring brokers in connection with PPM subscription at $0.10 per share	$29,400	$-	$29,400
Shares forfeited and cancelled by some Clean Wind Energy's stockholders acquired in connection with the merger upon resignation	$12,060	$-	$12,060

See the accompanying notes to the consolidated financial statements

CLEAN WIND ENERGY, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – NATURE OF OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CLEAN WIND ENERGY, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants. Fully diluted shares as of December 31, 2011 and 2010 were 228,671,064 and 20,955,199, respectively.

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

Stock-based compensation expense in connection with stock granted to consultants in exchange for services rendered for the years ended December 31, 2011 and 2010 was $146,459 and $427,000, respectively.

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

CLEAN WIND ENERGY, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $362,850, $73,559 and $436,409 research and development costs for the year ended December 31, 2011, for the period from July 26, 2010 (date of inception) through December 31, 2010 and from July 26, 2010 (date of inception) through December 31, 2011, respectively. The company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred. Maintenance and repairs are expensed as incurred.

Cash and cash equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash and cash equivalents.

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has reset provisions to the exercise price if the Company issues equity or a right to receive equity, at a price less than the exercise prices.

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. For the period from July 26, 2010 (date of inception) through December 31, 2011, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

Reclassification

Certain reclassifications have been made to conform with the prior period’s data to the current presentation. These reclassifications had no effect on reported net loss.

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

CLEAN WIND ENERGY, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 3 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $(2,261,479) for the year ended December 31, 2011, accumulated deficit of $(3,099,636) and total current liabilities in excess of current assets of $(1,348,290) as of December 31, 2011.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. During the year ended In December 31, 2011, certain shareholders of the Company have committed to meeting operating expenses. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of December 31, 2011 and 2010 consist of the following:

	2011	2010
Accrued payroll	$472,221	$166,154
Accrued payroll taxes payable	18,330	-
Accrued stock purchase warrants	29,400	-
Accrued other	107,699	16,972
Total	$627,650	$183,126

NOTE 5 – ADVANCES FROM SHAREHOLDERS/OFFICERS

For the year ended December 31, 2011, Ronald W. Pickett, a director and executive officer of the Company had a total of $5,000 of advances and reimbursable expenses owed to him by Clean Wind Energy. The advances are reported in the “advances from stockholders/officers” and the reimbursable expense in the “Accounts payable” categories on the Consolidated Balance Sheets. These amounts are interest free advances. The details are as follow:

	Advances	Reimbursable Expenses
Advances and Reimbursable Expenses at December 31, 2010	$47,000	$24,333
Year ended December 31, 2011, expenses		16,509
Year ended December 31, 2011, repayment	(42,000)	(40,842)
Total outstanding at December 31, 2011	$5,000	$-

During the periods of November and December, 2010, Mr. Sadle had reimbursable expenses of approximately $15,000 which was paid in full during the year ended December 31, 2011.

CLEAN WIND ENERGY, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On July 27, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $45,000 (the "Note"). The financing closed on August 8, 2011. The total net proceeds the Company received from this Offering on August 8, 2011 was $42,500.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 30, 2012. The Note is convertible into common stock, at Asher’s option, at a 42% discount (subsequently modified to 69% discount) to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In 2the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 135% if prepaid 91 days following the closing through 120 days following the closing, (iii) 140% if prepaid 121 days following the closing through 151 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment. In connection to the debt modification, the Company recorded a loss on debt modification of $88,849.

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

On October 6, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note"). The total net proceeds the Company received from this Offering was $30,000.

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

CLEAN WIND ENERGY, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

NOTE 7 – DERIVATIVE LIABILITIES

During 2011, the Company issued an aggregate of $110,000 Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher Notes”) that mature from April 30, 2012 to July 5, 2012. The Asher Notes bear interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rates of 42% to 69% discount to the market price of the lowest three trading prices of the Company’s common shares during the ten-day period ending one trading day prior to the date of the conversion.

The Company has identified the embedded derivatives related to the Asher Notes. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date. At the inception of the Asher Notes, the Company determined the aggregate fair value of $237,787 on the embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 215.72% to 221.52%, (3) weighted average risk-free interest rate of 0.05 to 0.09%, (4) expected life of 0.67 to 0.75 year, and (5) estimated fair value of the Company’s common stock of $0.17 to $0.20 per share.

The determined fair value of the debt derivatives of $237,787 was charged as a debt discount up to the net proceeds of the note with the remainder $(127,787) charged to current period operations as non cash interest expense.

At December 31, 2011, the Company marked to market the fair value of the debt derivatives and determined a fair value of $237,395. The Company recorded a gain from change in fair value of debt derivatives of $89,241. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 185.84%, (3) weighted average risk-free interest rate of 0.02 to 0.06%, (4) expected life of 0.33 to 0.51 year, and (5) estimated fair value of the Company’s common stock of $0.18 per share.

The charge of the amortization of debt discount and costs for the year ended December 31, 2011 was $52,222, which was accounted for as interest expense. Also, the Company has accrued interest expense of $2,919 for the year ended December 31, 2011.

NOTE 8 – CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of December 31, 2011, the Company did not have any preferred stock issued and outstanding. The Company has authorized 500,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2011 and 2010, the Company has 210,850,519 and 20,955,199, respectively, shares of common stock issued and outstanding.

During the year ended December 31, 2011, the Company issued 955,320 shares of Common Stock to consultants for services performed and rendered; 855,320 shares were expense in the year ended December 31, 2011 and 100,000 shares were accrued for in fiscal year 2010. These shares were valued at $153,459, which approximated the fair value of the shares when they were issued; the expense recognized in the year ended December 31, 2011 is $146,459 and $7,000 of expenses were recognized in fiscal year 2010.

CLEAN WIND ENERGY, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

During the year ended December 31, 2011, the Company issued 9,540,000 shares of Common Stock to private placement investors at $0.10 per share for aggregate gross proceeds of $954,000. In connection with the private placement subscription the Company has also agreed to issue to the referring brokers, five-year warrants to purchase an aggregate of 98,000 shares of common stock at an exercise price of $0.10 per share. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.00%, a dividend yield of 0%, and volatility of 247%. The amount of $29,400 attributed to the value of the warrants to be issued and has been accrued for as of December 31, 2011, which is charged to additional paid-in capital.

Also, during the year ended December 31, 2011, the Company received $60,000 from an investors in connection with the private placement subscription. The equivalent 600,000 shares of Common Stock at $0.10 were not yet issued at the end of the year ended December 31, 2011.

During the year ended December 31, 2011, the Company issued 300,000,000 shares of common stock to the shareholders of its Subsidiary, Clean Wind Energy pursuant to the Merger on December 29, 2010, in exchange for their Clean Wind Energy Common Stock. These issuances of shares were made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder.

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

On December 29, 2010, the Company agreed to issue to Source Capital 6,000,000 shares for providing financial advisory services to Clean Wind Energy in connection with the Merger and for on-going financial services. These shares have not been issued as of December 31, 2011 and the shares to be issued were made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The Company maintains one unpatented lode mining claim, #IMC39643, claim name-Abbatoir, which is leased to U.S. Silver Corporation.
Commitments for minimum rentals under non cancelable leases at December 31, 2011 are as follows:

2012	81,890
2013	105,366
Total	$187,256

CLEAN WIND ENERGY, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Rental expenses charged to operations for the year ended December 31, 2011 was $112,851.

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

Name	Position(s)	Term	Salary	Bonus	Severance
Ronald W. Pickett	President, Chief Executive Officer	3 years; renewable for 1 year on mutual consent	$200,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.
Stephen Sadle	Chief Operating Officer	3 years; renewable for 1 year on mutual consent	$175,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.
Robert P. Crabb	Secretary, Chief Marketing Officer	3 years; renewable for 1 year on mutual consent	$60,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.
Ownkar Persaud (1)	Chief Financial Officer	3 years; renewable for 1 year on mutual consent	$60,000	Board Discretionary	Three (3) months salary and benefits for termination due to a change of control

(1)	Mr. Ownkar Persaud mutually agreed to reduce his original annual salary of $100,000 to $60,000 effective on January 1, 2011.

The foregoing descriptions of the employment agreements do not purport to be complete and are qualified in their entirety by reference to such employment agreements which are included as exhibits to this Form 10-K, were filed with the SEC on Form 8-K on December 30, 2010.

In connection with the private placement subscription the Company has also agreed to issue to the referring brokers, five-year warrants to purchase an aggregate of 98,000 shares of common stock at an exercise price of $0.10 per share. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.00%, a dividend yield of 0%, and volatility of 247%. The amount of $29,400 attributed to the value of the warrants to be issued and has been accrued for as of December 31, 2011, which is charged to additional paid-in capital.

CLEAN WIND ENERGY, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Litigation

Clean Wind Energy, Inc. v. John Hanback, et al

As of November 4, 2011, we were the plaintiff  in the matter captioned Clean Wind Energy, Inc. vs. John Hanback, et al, in the Federal District Court  of Alexandria, Virginia.

On January 12, 2012, the Company and its subsidiary, Clean Wind Energy, Inc. (collectively “CWE”), entered into a Settlement and Release Agreement (the “Agreement”) with John W. Hanback (“Hanback”), Christopher W. Johnson (“Johnson”) and Itzhak Tepper (“Tepper”) (Hanback, Johnson and Tepper, the “Former Employees”), pursuant to which the Former Employees agreed to a mutual release and also agreed to the following:

•
CWE and the Former Employees will jointly file a Stipulation of Dismissal dismissing the lawsuit filed by CWE against the Former Employees in the United States District Court for the Eastern District of Virginia, Alexandria Division, Civil Action No. 1:11cv1206 LMB/TRJ.

•	In consideration of $174,000 from an unaffiliated third party in February 2012, the Former Employees transferred the shares of common stock owned by them to an unaffiliated third party.
•	Hanback tendered to CWE assignments of certain patent applications in consideration of the Hanback Payment.
•
Hanback, Johnson and Tepper agreed to a 15 month non-competition period whereby they will not directly or indirectly attempt to procure a site for a large-scale tower using non-toxic natural elements to generate electricity.

•	Hanback, Johnson and Tepper agreed to a 15 month no-contact period, whereby they may not have any professional dealings with certain parties.

The Company has properly accounted for this settlement as accounts payable and accrued expenses in its December 31, 2011 consolidated financial statements.

Porter LeVay & Rose, Inc.

On February 23, 2012, we were served with a Complaint in the matter of Porter, LeVay & Rose, Inc. filed in the Supreme Court of the State of New York, stipulating that Clean Wind Energy Tower, Inc. has yet to pay for certain services renedered on behalf of Porter LeVay & Rose for Financial Public Relations services. On March 21, 2012, Clean Wind Energy Tower, Inc., executed a Stipulation Settling Action Agreement and agreed to pay a total of $39,219 in equal payments of $9,805, the first to be paid prior to March 30, 2012 and monthly thereafter until paid in full. The first payment was made on March 27, 2012. The Company has accounted for this $39,219 as accounts payable and accrued expenses in its December 31, 2011 consolidated financial statements.

The Company is subject to legal proceedings and claims from time to time which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 10 – INCOME TAXES

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

For the period from July 26, 2010 (date of inception) through December 31, 2011, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $2,347,000, which expiring through the year of 2031. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) for the years ended December 31, 2011 and 2010 consists of the following:

	2011	2010
Federal:
Current	$-	$-
Deferred	821,450	293,000
	821,450	293,000
State and local:
Current	-	-
Deferred	127,000	69,000
	127,000	69,000

Change in valuation allowance	(948,450)	(362,000)

Income tax provision (benefit)	$-	$-

CLEAN WIND ENERGY, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the period from July 26, 2010 (date of inception) through December 31, 2010 and through December 31, 2011 as follows:

December 31, 2011 and 2010
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

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2011	2010
Deferred tax assets (liabilities):
Stock based compensation to be issued for services rendered	$231,500	$184,000
Net operating loss carry forward	716,950	178,000
Less: valuation allowance	(948,450)	(362,000)
Net deferred tax asset	$-	$-

The Company has not yet filed its tax returns for the period from July 26, 2010 (date of inception) through December 31, 2011.

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

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s consolidated financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

CLEAN WIND ENERGY, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 11 – FAIR VALUE MEASUREMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2011:

	Level 1		Level 2	Level 3	Total
Long-term investments			-	-	-
Total	$		$-	$-	$-

Derivative liabilities		-	-	237,395	237,395
Total		$-	$-	$237,395	$237,395

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the year ended December 31, 2011.

Year ended December 31, 2011:
derivative liability
Balance, December 31, 2010	$-

Initial fair value of embedded derivative in connection with convertible notes	237,787
Adjustment for debt modification	88,849
Mark-to-market at December 31, 2011:	(89,241)

Balance, December 31, 2011	$237,395

Total gain for the period included in earnings relating to the liabilities held at December 31, 2011	$89,241

Level 3 Liabilities are comprised of our bifurcated convertible debt features on our convertible notes.

CLEAN WIND ENERGY, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 12 – SUBSEQUENT EVENTS

Warrant Agreement

On January 12, 2012 the Company entered into a Warrant Agreement providing the holder the right to purchase, at any time, up to July 12, 2012 and up to $1,000,000 worth of the Company's common stock valued at an exercise price calculated by taking the daily closing bid price of the Company's common stock reported on the OTCBB, at the date of exercise and discounting that closing bid price by 20%, provided, however, the exercise price shall in no event be lower than $0.10 per share nor greater than $0.40 per share. The Warrant Agreement is non cancelable by the Company and is non callable.

Financing

On February 29, 2012, the Company entered into a Note Purchase Agreement pursuant to which the Company issued a secured convertible note in the amount of $335,000 due on June 23, 2012 with fixed interest of $12,563 per month beginning thirty days from issuance along with defined principal payments. The Note is secured by certain assets of the Company

Subsequent issuances

On January 12, 2012,the Company entered into a Warrant Agreement with Paradigm Concepts, Inc. (the "Warrant Holder"), pursuant to which the Company issued to Warrant Holder one certificate (the “Warrant Certificate”) providing the Warrant Holder with the right to purchase, at any time until the earliest occurrence of either (a) after the underlying common stock issuable in the exercise of the warrants being declared registered and effective by the SEC on a registration statement filed by the Company, or, (b) 5:30 P.M. Pacific Daylight Savings Time on July 12, 2012. The Warrant Certificate is exercisable up to $1,000,000 worth of restricted shares of common stock of the Company (the “Warrant Shares”) valued at exercise price calculated by taking the daily closing bid price of the Company’s common stock as reported on the OTCBB, on the date of the exercise of the warrants, and discounting that closing bid price by 20%; provided, however, the exercise price may in no event be lower than $0.10 per share nor greater than $0.40 per share. The Warrant is non-cancelable by the Company and non-callable.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Paradigm is an accredited investor, had access to information about the Company and their investment, Paradigm took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

On January 12, 2012, the Company and its subsidiary, Clean Wind Energy, Inc. (collectively “CWE”), entered into a Settlement and Release Agreement (the “Agreement”) with John W. Hanback (“Hanback”), Christopher W. Johnson (“Johnson”) and Itzhak Tepper (“Tepper”) (Hanback, Johnson and Tepper, the “Former Employees”), pursuant to which the Former Employees agreed to a mutual release and also agreed to the following:

•
CWE and the Former Employees will jointly file a Stipulation of Dismissal dismissing the lawsuit filed by CWE against the Former Employees in the United States District Court for the Eastern District of Virginia, Alexandria Division, Civil Action No. 1:11cv1206 LMB/TRJ.

•	In consideration of $174,000 from an unaffiliated third party in February 2012, the Former Employees transferred the shares of common stock owned by them to an unaffiliated third party.
•	Hanback tendered to CWE assignments of certain patent applications in consideration of the Hanback Payment.
•
Hanback, Johnson and Tepper agreed to a 15 month non-competition period whereby they will not directly or indirectly attempt to procure a site for a large-scale tower using non-toxic natural elements to generate electricity.

•	Hanback, Johnson and Tepper agreed to a 15 month no-contact period, whereby they may not have any professional dealings with certain parties.

CLEAN WIND ENERGY, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 12 – SUBSEQUENT EVENTS, continued

Subsequent issuances, continued

On February 7, 2012, the Company paid off the convertible promissory note in the amount of $45,000 dated July 27, 2011 held by Asher Enterprises Inc. The total amount paid is $69,304.92 which represents principal, interest and penalty for early payment before maturity.

On February 22, 2012, the Company paid off the convertible promissory note in the amount of $32,500 dated August 23, 2011 held by Asher Enterprises Inc. The total amount paid is $49,918.22 which represents principal, interest and penalty for early payment before maturity.

On February 29, 2012, the Company entered into a Note Purchase Agreement and a Pledge and Security Agreement with Hanover Holdings I, LLC ("Hanover"), providing for the sale of an Original Issue Discount Secured Convertible Promissory Note in the principal amount of $335,000 (the "Note"). The financing closed on March 2, 2012. The Note contained an original issue discount of 10% representing $33,500. In the event of default, Hanover may convert balances owed under the Note into restricted shares of common stock, at Hanover’s option, at a conversion price equal to 45% of the lowest trading price for the common stock at any time during the prior 10 trading days immediately preceding the date of the notice of such conversion.

The Note bears interest at the rate of 15% per annum. Subject to the prepayment provisions in the Note, the principal plus interest amount of the Note is to be repaid subject to an amortization schedule which provides that the Company pay (i) $47,562.50 thirty days from the date of the Note, (ii) $62,562.50 sixty days from the date of the Note, (iii) $112,562.50 ninety days from the date of the Note and (iv) $162,562.50 one hundred twenty days from the date of the Note. The Company may prepay the Note in full at the Company’s sole option and discretion by providing to Hanover three prior trading days’ written notice, in full. The Company is required to pay off all principal, interest and any other amounts owing prior to any such prepayment. In order to facilitate the closing of this financing, a shareholder pledged 10,000,000 shares to Hanover.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Hanover is an accredited investor, Hanover had access to information about the Company and their investment, Hanover took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

On March 9, 2012, the Company paid off the convertible promissory note in the amount of $32,500 dated October 3, 2011 held by Asher Enterprises Inc. The total amount paid is $49,157.82 which represents principal, interest and penalty for early payment before maturity.

CLEAN WIND ENERGY, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 12 – SUBSEQUENT EVENTS, continued

Subsequent issuances, continued

On February 29, 2012, the Company entered into a Note Purchase Agreement and a Pledge and Security Agreement with Hanover Holdings I, LLC ("Hanover"), providing for the sale of an Original Issue Discount Secured Convertible Promissory Note in the principal amount of $335,000 (the "Note"). The financing closed on March 2, 2012. The Note contained an original issue discount of 10% representing $33,500. In the event of default, Hanover may convert balances owed under the Note into restricted shares of common stock, at Hanover’s option, at a conversion price equal to 45% of the lowest trading price for the common stock at any time during the prior 10 trading days immediately preceding the date of the notice of such conversion. In order to facilitate the closing of this financing, a shareholder pledged 10,000,000 shares to Hanover (the “Pledged Shares”). On March 8, 2012, the Company received a notice of default from Hanover as a result of the Company’s common stock volume weighted average price falling below $0.08 per share. Hanover has requested that the escrow agent transfer the Pledged Shares to Hanover. Further, Hanover has demanded the repayment of $481,562.50 as a result of the claimed default.

During the month of January 2012, the Company issued an aggregate of 9,161,556 shares of common stock for services rendered of $1,329,118 and 1,450,000 common shares for common stock subscriptions for $145,000.

During the month ended February 2012, the Company issued an aggregate of 259,630 shares of common stock for services rendered of $26,283, 400,000 common shares for common stock subscriptions for $40,000 and 2,300,000 common shares for in connection with a warrant agreement entered into on January 12, 2012 for $230,000.

During the month of March 2012, the Company issued an aggregate of 1,525,545 shares of common stock for services rendered of $66,058.

Subsequent Settlements
Clean Wind Energy, Inc. v. John Hanback, et al

On January 12, 2012, the Company and its subsidiary, Clean Wind Energy, Inc. (collectively “CWE”), entered into a Settlement and Release Agreement (the “Agreement”) with John W. Hanback (“Hanback”), Christopher W. Johnson (“Johnson”) and Itzhak Tepper (“Tepper”) (Hanback, Johnson and Tepper, the “Former Employees”), pursuant to which the Former Employees agreed to a mutual release.  See Note 9 for detail.

Porter LeVay & Rose, Inc.

On March 21, 2012, Clean Wind Energy Tower, Inc., executed a Stipulation Settling Action Agreement with Porter LeVay & Rose, Inc., see Note 9 for detail.