Form 10-Q
period 2012-03-31
CLEAN WIND ENERGY TOWER, INC.
filed 2012-05-15
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 225,747,250 shares of Common Stock ($0.0001 par value) as of May 14, 2012.

Clean Wind Energy Tower, Inc.

(A Development Stage Company)

FORM 10-Q for the Quarter Ended March 31, 2012

Index

Page

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets: March 31, 2012(unaudited) and December 31, 2011	3

Condensed Consolidated Statements of Operations: For the three months ended March 31, 2012 and 2011 and for the period from July 26, 2010 (date of inception) through March 31, 2012 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Deficit For the three months ended March 31, 2012 (unaudited)	5

Condensed Consolidated Statements of Cash Flows: For the three months ended March 31, 2012 and 2011 and for the period from July 26, 2010 (date of inception) through March 31, 2012 (unaudited)	6

Notes to Condensed Unaudited Consolidated Financial Statements: March 31, 2012	7

Item 2. Management’s Discussion and Analysis	17

Item 3. Quantitative and Qualitative Disclosures About Material Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signatures	28

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$98,546	$52,332

Total current assets	98,546	52,332

Property and equipment, net	10,124	11,244

Other assets:
Deposits	9,330	9,330

Total assets	$118,000	$72,906

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$480,353	$478,355
Accrued liabilities and expenses	556,235	627,650
Advances from stockholders/officers	175,000	5,000
Note payable	165,000	-
Convertible notes payable, net of unamortized debt discount of $57,778	-	52,222
Derivative liabilities	-	237,395
Total current liabilities	1,376,588	1,400,622

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 225,547,250 and 210,850,519 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	22,555	21,085
Common stock to be issued	420,000	480,000
Additional paid in capital	2,182,780	1,270,835
Accumulated deficit during development stage	(3,883,923)	(3,099,636)
Total stockholders' deficit	(1,258,588)	(1,327,716)

Total liabilities and stockholders' deficit	$118,000	$72,906

 See the accompanying notes to the unaudited condensed consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,		For the period From July 26, 2010 (date of inception) through
	2012	2011	March 31, 2012
REVENUE:	$-	$-	$-

OPERATING EXPENSES:
Research and development	15,083	111,148	451,492
Selling, general and administrative	493,270	369,535	2,971,763
Depreciation	1,120	66	3,317
Total operating expenses	509,473	480,749	3,426,572

Loss from operations	(509,473)	(480,749)	(3,426,572)

Other income (expense):
Interest expense	(302,722)	-	(485,651)
Loss on modification of debt	-	-	(88,849)
Gain on change in fair value of derivative liabilities	27,908	-	117,149

Loss before provision for income taxes	(784,287)	(480,749)	(3,883,923)

Provision for income taxes (benefit)	-	-	-

NET LOSS	$(784,287)	$(480,749)	$(3,883,923)

Net loss per common share, basic and fully diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and fully diluted	221,553,845	44,344,088

 See the accompanying notes to the unaudited condensed consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

	Preferred stock		Common Stock		Common to be Issued		Additional Paid In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2011	-	$-	210,850,519	$21,085	6,600,000	$480,000	$1,270,835	$(3,099,636)	$(1,327,716)
Shares issued in connection with PPM Subscription at $0.10 per share	-	-	600,000	60	(600,000)	(60,000)	59,940	-	-
Shares issued for accrued expenses at $0.13 per share	-	-	261,556	26	-	-	34,441	-	34,467
Shares issued for future services	-	-	10,400,000	1,040	-	-	(1,040)	-
Shares issued for consulting services rendered at $0.24 per share	-	-	285,175	29	-	-	69,138	-	69,167
Sale of common stock at $0.10 per share	-	-	850,000	85	-	-	84,915	85,000
Shares issued in connection with the exercise of warrants at $0.10 per share	-	-	2,300,000	230	-	-	229,770	-	230,000
Beneficial conversion feature reclassified to equity upon repayment of convertible notes	-	-	-	-	-	-	209,487	-	209,487
Stock based compensation	-	-	-	-	-	-	225,294	-	225,294
Net loss	-	-	-	-	-	-	-	(784,287)	(784,287)
Balance, March 31, 2012	-	$-	225,547,250	$22,555	6,000,000	$420,000	$2,182,780	$(3,883,923)	$(1,258,588)

See the accompanying notes to the unaudited condensed consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,		For the period From July 26, 2010 (date of inception) through
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(784,287)	$(480,749)	$(3,883,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,120	66	3,317
Amortization of debt discounts	57,778	-	110,000
Amortization of financing costs	41,000	-	41,000
Non cash interest	-	-	127,787
Stock based compensation	297,928	20,000	871,387
Loss on debt modification	-	-	88,849
Gain from change in fair value of derivative liabilities	(27,908)	-	(117,149)
Changes in operating assets and liabilities:
Prepaid expenses	-	17,197	-
Advances from stockholders/officers	-	(25,000)	5,000
Accounts payable and accrued expenses	(38,417)	204,330	1,038,188
Net cash used in operating activates	(452,786)	(264,156)	(1,715,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from reverse merger	-	-	223,586
Purchase of property and equipment	-	(2,375)	(13,441)
Payment of long term deposit	-	-	(9,330)
Net cash (used in) provided by investing activities	-	(2,375)	200,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's common stock	-	-	75
Proceeds from sale of common stock	85,000	120,000	1,089,200
Proceeds from exercise of warrants	230,000	-	230,000
Proceeds from issuance of note payable	294,000	-	294,000
Proceeds from issuance of convertible notes payable	-	-	110,000
Repayments of convertible notes payable	(110,000)	-	(110,000)
Net cash provided by financing activities	499,000	120,000	1,613,275

Net increase (decrease) in cash	46,214	(146,531)	98,546
Cash, beginning of period	52,332	195,184	-

Cash, end of period	$98,546	$48,653	$98,546

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$98,778	$-	$98,778
Income taxes paid	$-	$-	$-

Non cash investing and financing activities:
Accrued warrants to be issued referring brokers in connection with PPM subscription at $0.10 per share	$-	$-	$29,400
Shares forfeited and cancelled by some Clean Wind Energy's stockholders acquired in connection with the merger upon resignation	$-	$-	$12,060

See the accompanying notes to the unaudited condensed consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business and Basis of Presentation

Clean Wind Energy Tower, Inc. (the "Company), formerly known as Superior Silver Mines, Inc., was incorporated in the State of Idaho on January 22, 1962 as Superior Mines Company and then changed its name to Superior Silver Mines, Inc.  The Company reincorporated as a Nevada corporation on December 27, 2010.  The Company has been dormant for a number of years, and has no known mineral reserves.

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 2, 2012.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from operations of $784,287 for the three month period ended March 31, 2012, accumulated deficit of $3,883,923 and total current liabilities in excess of current assets of $1,278,042 as of March 31, 2012.

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

The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants. Fully diluted shares as of March 31, 2012 and 2011 were 221,553,845 and 44,344,088, respectively.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

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

Stock-based compensation expense in connection with stock granted to consultants in exchange for services rendered for the three months ended March 31, 2012 and 2011 was $297,928 and $20,000, respectively.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $15,083, $111,148 and $451,492 research and development costs for the three months ended March 31, 2012, 2011 and from July 26, 2010 (date of inception) through March 31, 2012, respectively. The company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. For the period from July 26, 2010 (date of inception) through March 31, 2012, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

NOTE 2 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
Accrued payroll	$331,696	$472,221
Accrued payroll taxes payable	18,330	18,330
Accrued stock purchase warrants	29,400	29,400
Accrued interest and other	176,809	107,699
Total	$556,235	$627,650

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

NOTE 3 – ADVANCES FROM SHAREHOLDERS/OFFICERS

Advances from shareholders are comprised of the following:

	March 31, 2012	December 31, 2011
Cash advances	$5,000	$5,000
Fair value of common stock pledged as collateral by shareholder (see below)	170,000	-
Total	$175,000	$5,000

As described below, the Company issued a Secured Convertible Promissory Note on February 29, 2012. In connection with the issuance, a shareholder pledged 10,000,000 shares of the Company's common stock. On March 8, 2012, upon notice of default, the escrow agent transferred the pledged common shares to the note holder. The fair value of the common shares pledged was recorded as a related party obligation as of March 31, 2012 with a corresponding reduction in the carrying value of the Note Payable (see Note 4).

NOTE 4 – NOTE PAYABLE

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

On March 8, 2012, the Company received a notice of default, sighting Section 5(a) (ii) requiring the Company's common stock trading price not to fall below the volume-weighted average price of $0.08 for any given trading day. As such, the escrow agent transferred the 10,000,000 shares of the Company's common stock to the note holder. Should the proceeds arising from the sale of the Company's common stock not satisfy the total due under the agreement, the note holder has further recourse including the right to convert balances owed under the Note into restricted shares of common stock, at Hanover’s option, at a conversion price equal to 45% of the lowest trading price for the common stock at any time during the prior 10 trading days immediately preceding the date of the notice of such conversion. As of the date of filing, no additional demands for payment have been made by Hanover.

The original issue discount of $33,500 was charged as interest during the three months ended March 31, 2012.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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

During the three months ended March 31, 2012, the Company paid above described Notes in full.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

NOTE 6 – DERIVATIVE LIABILITIES

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

The determined fair value of the debt derivatives of $237,787 at inception date was charged as a debt discount up to the net proceeds of the note with the remainder $(127,787) charged to the operations during 2011 as non-cash interest expense.

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

At the dates of note payoffs, the Company marked to market the fair value of the debt derivatives and determined a fair value of $209,487. The Company recorded a gain from change in fair value of debt derivatives of $27,908. The fair value of the embedded derivatives of $209,487 was transferred to equity at the date of note liquidation.

The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 192.54 to 192.77%, (3) weighted average risk-free interest rate of 0.08 to 0.06%, (4) expected life of 0.23 to 0.32 year, and (5) estimated fair value of the Company’s common stock of $0.181 to $0.313 per share.

The charge of the amortization of debt discount and costs for the three months ended March 31, 2012 was $57,778, which was accounted for as interest expense.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of March 31, 2012 and December 31, 2011, the Company did not have any preferred stock issued and outstanding.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2012 and December 31, 2011, the Company has 225,547,250 and 210,850,519, respectively, shares of common stock issued and outstanding.

During the month of January 2012, the Company issued an aggregate of 161,556 shares of common stock for services rendered of $41,467, and 1,050,000 common shares for common stock subscriptions for $105,000.

In addition, during the month of January 2012, the Company issued 9,000,000 shares for future services of $2,474,100. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three months ended March 31, 2012, the Company recorded $191,878 as stock based compensation.

During the month ended February 2012, the Company issued an aggregate of 259,630 shares of common stock for services rendered of $40,590, 400,000 shares of common stock for common stock subscriptions of $40,000 and 2,300,000 shares of common stock for in connection with a warrant agreement entered into on January 12, 2012 for $230,000.

During the month of March 2012, the Company issued an aggregate of 125,545 shares of common stock for services rendered of $21,576.

In addition during the month of March 2012, the Company issued 1,400,000 shares of common stock for future services of $254,800. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three months ended March 31, 2012, the Company recorded $33,417 as stock based compensation.

Warrants

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

MARCH 31, 2012

(unaudited)

NOTE 8 – CONTINGENCIES

Litigation

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

Porter LeVay & Rose, Inc.

On February 23, 2012, we were served with a Complaint in the matter of Porter, LeVay & Rose, Inc. filed in the Supreme Court of the State of New York, stipulating that Clean Wind Energy Tower, Inc. has yet to pay for certain services renedered on behalf of Porter LeVay & Rose for Financial Public Relations services. On March 21, 2012, Clean Wind Energy Tower, Inc., executed a Stipulation Settling Action Agreement and agreed to pay a total of $39,219 in equal payments of $9,805, the first to be paid prior to March 30, 2012 and monthly thereafter until paid in full. The first payment was made on March 27, 2012. The Company has accounted for this $39,219 as accounts payable and accrued expenses in its March 31, 2012 and December 31, 2011 consolidated financial statements.

The Company is subject to legal proceedings and claims from time to time which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 9 – FAIR VALUE MEASUREMENTS

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

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

As of March 31, 2012, the Company did not have items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended March 31, 2012.

Three months ended March 31, 2012:
derivative liability
Balance, December 31, 2011	$237,395

Transfers in (out) at mark-market value on date of payoff	(209,487)

Gain from change in fair value at payoff date	(27,908)

Balance, March 31, 2012	$-

Total gain for the period included in earnings relating to the liabilities held at March 31, 2012	$27,908

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

NOTE 10 – SUBSEQUENT EVENTS

Financing

On April 3, 2012, the Company entered into a Securities Purchase Agreement for the sale of an 8% convertible note in the principal amount of $68,500 (the "Note").  The financing closed on April 18, 2012.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on January 9, 2013.  The Note is convertible into common stock, at note holder's option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing and (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing and (v) 140% if prepaid 121 days following the closing through 150 days following the closing and (vi) 150% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

On May 4, 2012, the Company issued an aggregate of 200,000 of the Company's common stock for services rendered valued at $15,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended mARCH 31, 2012, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2011 filed on April 2, 2012.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  For the period from July 26, 2010 (date of inception) through March 31, 2012, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

Revenue Recognition

The Company has generated no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended March 31, 2012.

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

Income taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Temporary difference between taxable income reported for financial reporting purposes primarily relate to the recognition of debt costs and stock based compensation expenses. The adoption of ASC 740 “Income Taxes” did not have a material impact on the Company’s results of operations or financial condition

New Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended March 31, 2012, research and development costs were $15,083 compared to $111,148 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended March 31, 2012, selling, general and administrative expenses were $493,270 as compared to $369,535 for the same period last year, a 33% increase. The primary increase is due to non cash stock based compensation issued for services of $297,928 for the three months ended March 31, 2012 as compared to $20,000 for the three months ended March 31, 2011.

Depreciation

Depreciation expense for the three months ended March 31, 2012 was $1,120 as compared to $66 for the same period last year. The increase of $1,054 is due to additional equipment acquired in the latter part of 2011.

Other income (expense)

Interest expense

Interest expense for the three months ended March 31, 2012 was $302,722 compared to $-0- for the same period last year. In the current period, we incurred $57,778 non cash debt discount amortization and $41,000 in financing costs along with interest costs in settlement of our previously issued convertible debt. In addition, we accrued default interest on our note payable of $146,563.

Gain on change in fair value of derivative liabilities

During 2011, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a net gain of $27,908 for the three months ended March 31, 2012.  As of March 31, 2012, we have paid off convertible promissory notes, accordingly the we do not have a derivative liability as of March 31, 2012.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities.

Working Capital

Our working capital deficit decreased by $70,248 during the three months ended March 31, 2012 from a working capital deficit (current liabilities in excess of current assets) of $1,348,290 at December 31, 2011 to a working capital deficit of $1,278,042 at March 31, 2012. The decrease in working capital deficit for the three months ended March 31, 2012 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net increase from working capital by $46,214 for the three months ended March 31, 2012. The most significant uses and proceeds of cash were:

o	Approximately $452,786 of cash consumed in operating activities;
o	A repayment of $110,000 repayment of convertible notes payable;
o	Proceeds of $85,000 from issuance of Private Placement Memorandum Subscription for the Company’s Common stock;

o	Proceeds of $294,000 from issuance of Secured Convertible Promissory Note;

o	Proceeds from exercise of warrants of $230,000

Total current assets of $98,546 and $52,332 as of March 31, 2012 and December 31, 2011, respectively, cash represented all.

Proceeds from the issuance of common stock

During the three months ended March 31, 2012, the Company received $85,000 from the issuance of Private Placement Memorandum Subscriptions for the sale of its common stock.

Proceeds from the issuance of convertible promissory note

During the three months ended March 31, 2012, the Company received a net amount of $294,000 from the issuance of Convertible Promissory Note.

Cashflow analysis

Cash used in operations was $452,786 during the period ended March 31, 2012. During the period ended March 31, 2012, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our trade payables.

We did not utilize cash for investing activities.

Cash provided from financing activities was $85,000 from private placement subscription of the Company common stock during the period ended March 31, 2012. In addition, the Company received a net amount of $294,000 from the issuance of Convertible Promissory note and $230,000 from the exercise of warrants. Also, during the three months ended March 31, 2012, the Company repaid $110,000 of previously issued convertible notes.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $784,287 for the three month period ended March 31, 2012, accumulated deficit of $3,883,923 and total current liabilities in excess of current assets of $1,278,042 as of March 31, 2012.

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

Number of Employees

As of March 31, 2012, the Company had 3 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Material Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

As of March 31, 2012, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

 Changes in Internal Controls

During the fiscal quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Since inception through March 31, 2012, the Company has incurred cumulative losses of $3,883,923 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 2, 2012, our independent auditors stated that our financial statements for the year ended December 31, 2011 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our net losses and deficits in cash flows. We continue to experience net operating losses since the Company is still in a development stage. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals. If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern and our stockholders may lose their entire investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the month of January 2012, the Company issued an aggregate of 161,556 shares of common stock for services rendered of $41,467 and 1,050,000 common shares for common stock subscriptions for $105,000.

In addition during the month of January 2012, the Company issued 9,000,000 shares for future services of $2,474,100. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three months ended March 31, 2012, the Company recorded $191,878 as stock based compensation.

During the month ended February 2012, the Company issued an aggregate of 259,630 shares of common stock for services rendered of $40,590, 400,000 shares of common stock for common stock subscriptions for $40,000 and 2,300,000 shares of common stock for in connection with a warrant agreement entered into on January 12, 2012 for $230,000.

During the month of March 2012, the Company issued an aggregate of 125,545 shares of common stock for services rendered of $21,576.

In addition during the month of March 2012, the Company issued 1,400,000 shares of common stock for future services of $254,800. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three months ended March 31, 2012, the Company recorded $33,417 as stock based compensation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

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

26

_______________

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

Clean Wind Energy Tower, Inc. Registrant

Date: May 15, 2012	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive Officer (Principal Executive Officer) and Principal Accounting and Financial Officer

28