Form 10-Q
period 2012-06-30
CLEAN WIND ENERGY TOWER, INC.
filed 2012-08-03
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 238,994,584 shares of Common Stock ($0.0001 par value) as of August 2, 2012.

Clean Wind Energy Tower, Inc.

(A Development Stage Company)

FORM 10-Q for the Quarter Ended June 30, 2012

Index

Page

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets: June 30, 2012 (unaudited) and December 31, 2011	3

Condensed Consolidated Statements of Operations: For the three and six months ended June 30, 2012 and 2011 and for the period from July 26, 2010 (date of inception) through June 30, 2012 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Deficit For the six months ended June 30, 2012 (unaudited)	5

Condensed Consolidated Statements of Cash Flows: For the six months ended June 30, 2012 and 2011 and for the period from July 26, 2010 (date of inception) through June 30, 2012 (unaudited)	6

Notes to Condensed Consolidated Financial Statements: June 30, 2012 (Unaudited)	7

Item 2. Management’s Discussion and Analysis	20

Item 3. Quantitative and Qualitative Disclosures About Material Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION	28

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Mine Safety Disclosures	28

Item 5. Other Information	28

Item 6. Exhibits	29

Signatures	30

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$22,105	$52,332

Total current assets	22,105	52,332

Property and equipment, net	9,004	11,244

Other assets:
Deposits	9,330	9,330

Total assets	$40,439	$72,906

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$516,520	$478,355
Accrued liabilities and expenses	607,551	627,650
Advances from stockholders/officers	180,000	5,000
Note payable	165,000	–
Convertible notes payable, net of unamortized debt discount of $113,366 and $57,778, respectively	30,134	52,222
Derivative liabilities	180,047	237,395
Total current liabilities	1,679,252	1,400,622

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2012 and December 31, 2011	–	–
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 238,009,917 and 210,850,519 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	23,801	21,085
Common stock to be issued	420,000	480,000
Additional paid in capital	2,367,822	1,270,835
Accumulated deficit during development stage	(4,450,436)	(3,099,636)
Total stockholders' deficit	(1,638,813)	(1,327,716)

Total liabilities and stockholders' deficit	$40,439	$72,906

See the accompanying notes to the unaudited condensed consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					For the period
					From July 26, 2010
					(date of inception)
	For the three months ended June 30,		For the six months ended June 30,		through
	2012	2011	2012	2011	June 30, 2012
REVENUE:	$–	$–	$–	$–	$–

OPERATING EXPENSES:
Research and development	32,189	132,252	47,272	243,400	483,681
Selling, general and administrative	452,126	303,760	945,396	673,294	3,423,889
Depreciation	1,120	198	2,240	264	4,437
Total operating expenses	485,435	436,210	994,908	916,958	3,912,007

Loss from operations	(485,435)	(436,210)	(994,908)	(916,958)	(3,912,007)

Other income (expense):
Interest expense	(116,315)	–	(419,037)	–	(601,966)
Loss on modification of debt	–	–	–	–	(88,849)
Gain on change in fair value of derivative liabilities	35,237	–	63,145	–	152,386

Loss before provision for income taxes	(566,513)	(436,210)	(1,350,800)	(916,958)	(4,450,436)

Provision for income taxes (benefit)	–	–	–	–	–

NET LOSS	$(566,513)	$(436,210)	$(1,350,800)	$(916,958)	$(4,450,436)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	228,977,199	325,922,950	225,265,522	187,569,925

See the accompanying notes to the unaudited condensed consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

								Deficit
								Accumulated
	Preferred stock		Common stock		Common to be Issued		Additional Paid In	During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2011	–	$–	210,850,519	$21,085	6,600,000	$480,000	$1,270,835	$(3,099,636)	$(1,327,716)
Shares issued in connection with PPM Subscription at $0.10 per share	–	–	600,000	60	(600,000)	(60,000)	59,940	–	–
Shares issued for accrued expenses at $0.13 per share	–	–	261,556	26	–	–	34,441	–	34,467
Shares issued for future services	–	–	20,550,000	2,055	–	–	(2,055)		–
Shares issued for consulting services rendered	–	–	2,597,842	260	–	–	139,607	–	139,867
Sale of common stock at $0.10 per share	–	–	850,000	85	–	–	84,915		85,000
Shares issued in connection with the exercise of warrants at $0.10 per share	–	–	2,300,000	230	–	–	229,770	–	230,000
Beneficial conversion feature reclassified to equity upon repayment of convertible notes	–	–	–	–	–	–	209,487	–	209,487
Stock based compensation	–	–	–	–	–	–	340,882	–	340,882
Net loss	–	–	–	–	–	–	–	(1,350,800)	(1,350,800)
Balance, June 30, 2012	–	$–	238,009,917	$23,801	6,000,000	$420,000	$2,367,822	$(4,450,436)	$(1,638,813)

See the accompanying notes to the unaudited condensed consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			For the period
			From July 26, 2010
			(date of inception)
	For the six months ended June 30,		through
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,350,800)	$(916,958)	$(4,450,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,240	264	4,437
Amortization of debt discounts	87,912	–	140,134
Amortization of financing costs	41,000	–	41,000
Non cash interest	71,784	–	199,571
Stock based compensation	480,749	26,594	1,054,208
Common stock issued in settlement of accrued expenses	34,467	–	34,467
Loss on debt modification	–	–	88,849
Gain from change in fair value of derivative liabilities	(63,145)	–	(152,386)
Changes in operating assets and liabilities:
Prepaid expenses	–	(14,335)	–
Advances from stockholders/officers	–	(42,000)	5,000
Accounts payable and accrued expenses	18,066	132,228	1,094,671
Net cash used in operating activates	(677,727)	(814,207)	(1,940,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from reverse merger	–	–	223,586
Purchase of property and equipment	–	(2,375)	(13,441)
Payment of long term deposit	–	–	(9,330)
Net cash (used in) provided by investing activities	–	(2,375)	200,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's common stock	–	–	75
Proceeds from sale of common stock	85,000	849,000	1,089,200
Proceeds from exercise of warrants	230,000	–	230,000
Proceeds from issuance of note payable	442,500	–	442,500
Proceeds from issuance of convertible notes payable	–	–	110,000
Repayments of convertible notes payable	(110,000)	–	(110,000)
Net cash provided by financing activities	647,500	849,000	1,761,775

Net (decrease) increase in cash	(30,227)	32,418	22,105
Cash, beginning of period	52,332	195,184	–

Cash, end of period	$22,105	$227,602	$22,105

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$98,778	$–	$98,778
Income taxes paid	$–	$–	$–

Non cash investing and financing activities:
Accrued warrants to be issued referring brokers in connection with PPM subscription at $0.10 per share	$–	$–	$29,400
Shares forfeited and cancelled by some Clean Wind Energy's stockholders acquired in connection with the merger upon resignation	$–	$–	$12,060

 See the accompanying notes to the unaudited condensed consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 2, 2012.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses from operations of $566,513 and $1,350,800 for the three and six month periods ended June 30, 2012, respectively, accumulated deficit of $4,450,436 and total current liabilities in excess of current assets of $1,657,147 as of June 30, 2012.

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

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options, warrants and convertible debt. Common stock equivalents excluded from the loss per share for the three and six months ended June 30, 2012 were 8,681,186 shares, and for the three and six months ended June 30, 2011 were $-0- shares.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Stock-based compensation expense in connection with stock granted to consultants in exchange for services rendered for the six months ended June 30, 2012 and 2011 was $480,749 and $26,594, respectively and $1,054,208 from July 26, 2010 (date of inception) through June 30, 2012.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $32,189 and $47,272 for the three and six months ended June 30, 2012, respectively; $132,252 and $243,400 for the three and six months ended June 30, 2011, respectively; and $483,681 research and development costs from July 26, 2010 (date of inception) through June 30, 2012. The company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. For the period from July 26, 2010 (date of inception) through June 30, 2012, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

NOTE 2 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
Accrued payroll	$368,615	$472,221
Accrued payroll taxes payable	18,330	18,330
Accrued stock purchase warrants	29,400	29,400
Accrued interest and other	191,206	107,699
Total	$607,551	$627,650

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

NOTE 3 – ADVANCES FROM SHAREHOLDERS/OFFICERS

Advances from shareholders are comprised of the following:

	June 30, 2012	December 31, 2011
Cash advances	$10,000	$5,000
Fair value of common stock pledged as collateral by shareholder (see below)	170,000	–
Total	$180,000	$5,000

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

On March 8, 2012, the Company received a notice of default, sighting Section 5(a) (ii) requiring the Company's common stock trading price not to fall below the volume-weighted average price of $0.08 per share for any given trading day. As such, the escrow agent transferred the 10,000,000 shares of the Company's common stock to the note holder. Should the proceeds arising from the sale of the Company's common stock not satisfy the total due under the agreement, the note holder has further recourse including the right to convert balances owed under the Note into restricted shares of common stock, at Hanover’s option, at a conversion price equal to 45% of the lowest trading price for the common stock at any time during the prior 10 trading days immediately preceding the date of the notice of such conversion. As of the date of filing, no additional demands for payment have been made by Hanover and the Company believes the transferred 10,000,000 shares of the Company's common stock are sufficient to satisfy the outstanding obligation.

The original issue discount of $33,500 was charged as interest during the six months ended June 30, 2012.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

During the six months ended June 30, 2012, the Company paid above described Note in full.

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

During the six months ended June 30, 2012, the Company paid above described Note in full.

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

JUNE 30, 2012

(unaudited)

Asher has agreed to restrict its ability to convert the Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

During the six months ended June 30, 2012, the Company paid above described Note in full.

On April 10, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $68,500 (the "Note"). The financing closed on April 18, 2012. The total net proceeds the Company received from this Offering was $65,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on January 12, 2013. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing.. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

On May 3, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $42,500 (the "Note"). The financing closed on May 15, 2012. The total net proceeds the Company received from this Offering was $40,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on February 7, 2013. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

On June 19, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note"). The financing closed on June 27, 2012. The total net proceeds the Company received from this Offering was $25,000.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on March 21, 2013. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing.. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

The Company has identified the embedded derivatives related to the Asher Notes. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date.

As of March 9, 2012, the Company paid all outstanding (2011) Asher notes. At the dates of note payoffs, the Company marked to market the fair value of the debt derivatives and determined a fair value of $209,487. The Company recorded a gain from change in fair value of debt derivatives of $27,908. The fair value of the embedded derivatives of $209,487 were transferred to equity at the date of note(s) liquidation.

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

At the inception of the 2012 Asher Notes, the Company determined the aggregate fair value of $215,284 on the embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 196.08% to 201.59%, (3) weighted average risk-free interest rate of 0.18 % to 0.19%, (4) expected life of 0.75 to 0.77 years, and (5) estimated fair value of the Company’s common stock of $0.032 to $0.043 per share.

The determined fair value of the debt derivatives of $215,284 was charged as a debt discount up to the net proceeds of the note with the remainder $(71,784) charged to current period operations as non cash interest expense.

At June 30, 2012, the Company marked to market the fair value of the debt derivatives and determined a fair value of $180,047. The Company recorded a gain from change in fair value of debt derivatives of $35,237 and $63,145 for the three and six month periods ended June 30, 2012, respectively. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 204.67%, (3) weighted average risk-free interest rate of 0.16%, (4) expected life of 0.54 to 0.61 year, and (5) estimated fair value of the Company’s common stock of $0.03 per share.

The charge of the amortization of debt discount and costs for the three and six months ended June 30, 2012 was $30,134 and $87,912, respectively, which was accounted for as interest expense. Also, the Company has accrued interest expense of $1,835 as of June 30, 2012.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

NOTE 6 – DERIVATIVE LIABILITIES

During 2011 and 2012, the Company issued an aggregate of $110,000 and $143,500 Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher Notes”) that mature from April 30, 2012 to March 21, 2013, respectively. The Asher Notes bear interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rates of 42% to 69% discount to the market price of the lowest three trading prices of the Company’s common shares during the ten-day period ending one trading day prior to the date of the conversion.

The Company has identified the embedded derivatives related to the Asher Notes. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date.

At the inception of the Asher Notes, the Company determined the aggregate fair value of $453,071 on the embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 196.08% to 221.52%, (3) weighted average risk-free interest rate of 0.05 to 0.19%, (4) expected life of 0.67 to 0.77 year, and (5) estimated fair value of the Company’s common stock of $0.032 to $0.20 per share.

The determined fair value of the debt derivatives of $453,071 at inception date was charged as a debt discount up to the net proceeds of the note with the remainder $(127,787) and $(71,784) charged to the operations during 2011 and 2012 as non-cash interest expense, respectively.

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

As of March 9, 2012, the Company paid all outstanding (2011) Asher notes. At the dates of note payoffs, the Company marked to market the fair value of the debt derivatives and determined a fair value of $209,487. The Company recorded a gain from change in fair value of debt derivatives of $27,908. The fair value of the embedded derivatives of $209,487 were transferred to equity at the date of note(s) liquidation.

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

At the inception of the 2012 Asher Notes, the Company determined the aggregate fair value of $215,284 on the embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 196.08% to 201.59%, (3) weighted average risk-free interest rate of 0.18 % to 0.19%, (4) expected life of 0.75 to 0.77 years, and (5) estimated fair value of the Company’s common stock of $0.032 to $0.043 per share.

The determined fair value of the debt derivatives of $215,284 was charged as a debt discount up to the net proceeds of the note with the remainder $(71,784) charged to current period operations as non cash interest expense.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

At June 30, 2012, the Company marked to market the fair value of the debt derivatives and determined a fair value of $180,047. The Company recorded a gain from change in fair value of debt derivatives of $35,237 and $63,145 for the three and six month periods ended June 30, 2012, respectively. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 204.67%, (3) weighted average risk-free interest rate of 0.16%, (4) expected life of 0.54 to 0.61 year, and (5) estimated fair value of the Company’s common stock of $0.03 per share.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of June 30, 2012 and December 31, 2011, the Company did not have any preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2012 and December 31, 2011, the Company has 238,009,917 and 210,850,519, respectively, shares of common stock issued and outstanding.

During the six months ended June 30, 2012, the Company issued an aggregate of 261,556 shares of common stock for accrued expenses of $34,467.

During the six months ended the Company issued an aggregate of 20,550,000 shares of common stock for future services of $1,700,440. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the six months ended June 30, 2012, the Company recorded $340,882 as stock based compensation.

During the six months ended June 30, 2012, the Company issued an aggregate of 2,597,842 shares of common stock for services rendered of $139,867.

Warrants

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

Subsequent to the financial statements, the Company extended the expiration of the Warrant Agreement to August 31, 2012.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Porter LeVay & Rose, Inc.

On February 23, 2012, we were served with a Complaint in the matter of Porter, LeVay & Rose, Inc. filed in the Supreme Court of the State of New York, stipulating that Clean Wind Energy Tower, Inc. has yet to pay for certain services renedered on behalf of Porter LeVay & Rose for Financial Public Relations services. On March 21, 2012, Clean Wind Energy Tower, Inc., executed a Stipulation Settling Action Agreement and agreed to pay a total of $39,219 in equal payments of $9,805, the first to be paid prior to March 30, 2012 and monthly thereafter until paid in full. The first payment was made on March 27, 2012. The Company has accounted for unpaid balance of $9,805 and $39,219 as accounts payable and accrued expenses in its condensed consolidated balances sheets as of June 30, 2012 and December 31, 2011, respectively.

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

JUNE 30, 2012

(unaudited)

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Long-term investments	$-	$-	$-	$-
Total	$-	$-	$-	$-

Derivative liabilities	$-	$-	$180,047	$180,047
Total	$-	$-	$180,047	$180,047

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended June 30, 2012.

Six months ended June 30, 2012:

Derivative Liability
Balance, December 31, 2011	$237,395

Transfers in (out) at mark-market value on date of payoff	(209,487)

Transfers in upon initial fair value of derivative liability	215,284

Gain from change in fair value of derivative liability	(63,145)

Balance, June 30, 2012	$180,047

Total gain for the period included in earnings relating to the liabilities held at June 30, 2012	$63,145

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent issuances of common stock

During the month of July 2012, the Company issued 234,667 shares of common stock for services rendered and 750,000 for future services.

Subsequent financing

On July 25, 2012, the Company issued a Convertible Promissory Note (the “Note”) to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $275,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on July 25, 2012. JMJ provided $50,000 to the Company on the Effective Date.

The maturity date is one year from the effective date of each payment by JMJ to the Company (the “Maturity Date”). The conversion price (the “Conversion Price”) for each portion of consideration paid by JMJ to the Company is lesser of: (1) the closing price of the Company’s stock on the day the portion of consideration is paid to the Company, or (2) 70% of the lowest trade price in the 25 trading days previous to the conversion.

The JMJ Note bears interest at 0% for the first 60 days and a one-time interest charge of 10% will be applied to the Principal Sum thereafter.

At any time after the Effective Date, the Company will have the option, upon 20 days business notice to JMJ, to prepay the entire remaining outstanding principal amount of the Note in cash, provided that (i) the Company will pay JMJ 150% of the principal amount outstanding in repayment, (ii) such amount must be paid in cash on the next business day following the 20 day business day notice period, and (iii) JMJ may still convert the Note pursuant to the terms herein during the 20 day business period until such repayment amount has been received in full.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended June 30, 2012, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2011 filed on April 2, 2012.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  For the period from July 26, 2010 (date of inception) through June 30, 2012, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

Revenue Recognition

The Company has generated no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended June 30, 2012.

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

In January 2010 the FASB issued Update No. 2010-05 “Compensation - Stock Compensation - Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement to have any material impact on its financial position, results of operations or cash flows.

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

For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS

Three months ended June 30, 2012 as compared to three months ended June 30, 2011

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended June 30, 2012, research and development costs were $32,189 compared to $132,252 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended June 30, 2012, selling, general and administrative expenses were $452,126 as compared to $303,760 for the same period last year, a 49% increase. The primary increase is due to non cash stock based compensation issued for services of $186,288 for the three months ended June 30, 2012 as compared to $6,594 for the three months ended June 30, 2011.

Depreciation

Depreciation expense for the three months ended June 30, 2012 was $1,120 as compared to $198 for the same period last year. The increase of $922 is due to additional equipment acquired in the latter part of 2011.

Other income (expense)

Interest expense

Interest expense for the three months ended June 30, 2012 was $116,315 compared to $-0- for the same period last year. In the current period, we incurred $30,134 non cash debt discount amortization and $71,784 in non cash interest expense on issued convertible debt.

Gain on change in fair value of derivative liabilities

During 2011 and 2012, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a net gain of $35,237 for the three months ended June 30, 2012.

Six months ended June 30, 2012 as compared to six months ended June 30, 2011

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the six months ended June 30, 2012, research and development costs were $47,272 compared to $243,400 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the six months ended June 30, 2012, selling, general and administrative expenses were $945,396 as compared to $673,294 for the same period last year, a 40% increase. The primary increase is due to non cash stock based compensation issued for services of $480,749 for the six months ended June 30, 2012 as compared to $26,594 for the six months ended June 30, 2011.

Depreciation

Depreciation expense for the six months ended June 30, 2012 was $2,240 as compared to $264 for the same period last year. The increase of $1,976 is due to additional equipment acquired in the latter part of 2011.

Other income (expense)

Interest expense

Interest expense for the six months ended June 30, 2012 was $419,037 compared to $-0- for the same period last year. In the current period, we incurred $87,912 non cash debt discount amortization, $41,000 financing cost amortization and $71,784 in non cash interest expense on issued convertible debt. In addition, we accrued default interest on our note payable of $159,126.

Gain on change in fair value of derivative liabilities

During 2011 and 2012, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a net gain of $63,145 for the six months ended June 30, 2012.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit increased by $308,857 during the six months ended June 30, 2012 from a working capital deficit (current liabilities in excess of current assets) of $1,348,290 at December 31, 2011 to a working capital deficit of $1,657,147 at June 30, 2012. The increase in working capital deficit for the six months ended June 30, 2012 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease from working capital by $30,227 for the six months ended June 30, 2012. The most significant uses and proceeds of cash were:

o	Approximately $677,727 of cash consumed in operating activities;

o	A repayment of $110,000 repayment of convertible notes payable;

o	Proceeds of $85,000 from issuance of Private Placement Memorandum Subscription for the Company’s Common stock;

o	Proceeds of $442,500 from issuance of Secured Convertible Promissory Note;

o	Proceeds from exercise of warrants of $230,000

Total current assets of $22,105 and $52,332 as of June 30, 2012 and December 31, 2011, respectively, cash represented all.

Proceeds from the issuance of common stock

During the six months ended June 30, 2012, the Company received $85,000 from the issuance of Private Placement Memorandum Subscriptions for the sale of its common stock.

Proceeds from the issuance of convertible promissory note

During the six months ended June 30, 2012, the Company received a net amount of $442,500 from the issuance of Convertible Promissory Note.

Cashflow analysis

Cash used in operations was $677,727 during the period ended June 30, 2012. During the six month period ended June 30, 2012, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our trade payables.

We did not utilize cash for investing activities.

Cash provided from financing activities was $85,000 from private placement subscription of the Company common stock during the six month period ended June 30, 2012. In addition, the Company received a net amount of $442,500 from the issuance of Convertible Promissory notes and $230,000 from the exercise of warrants. Also, during the six months ended June 30, 2012 the Company repaid $110,000 of previously issued convertible notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $1,350,800 for the six month period ended June 31, 2012, accumulated deficit of $4,450,436 and total current liabilities in excess of current assets of $1,657,147 as of June 30, 2012.

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

Number of Employees

As of June 30, 2012, the Company had 3 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3.	Quantative and Qualitative Disclosures About Material Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4.	Controls and Procedures.

As of June 30, 2012, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Since inception through June 30, 2012, the Company has incurred cumulative losses of $4,450,436 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

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

During the six months ended June 30, 2012, the Company issued an aggregate of 261,556 shares of common stock for accrued expenses of $34,467.

During the six months ended the Company issued an aggregate of 20,550,000 shares of common stock for future services of $1,700,440. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the six months ended June 30, 2012, the Company recorded $340,882 as stock based compensation.

During the six months ended June 30, 2012, the Company issued an aggregate of 2,597,842 shares of common stock for services rendered of $139,867.

During the six months ended June 30, 2012 the Company issued an aggregate of 600,000 shares of common stock for common stock subscriptions for $60,000 and 2,300,000 shares of common stock for in connection with a warrant agreement entered into on January 12, 2012 for $230,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of December 29, 2010, by and among Superior Silver Mines, Inc., Superior Silver Mines Acquisition Corp., and Clean Wind Energy, Inc. (1)
2.2	Plan of Domestication of Superior Silver Mines, Inc., dated December 21, 2010 (1)
2.3	Nevada Articles of Domestication of Superior Silver Mines, Inc., dated December 27, 2010 (1)
2.4	Idaho Statement of Domestication of Superior Silver Mines, Inc., dated December 22, 2010 (1)
2.5	Articles of Merger by and between Clean Wind Energy Tower, Inc. and Superior Silver Mines, Inc. (2)
3.1	Articles of Incorporation of Clean Wind Energy Tower, Inc. (1)
3.2	Amended Bylaws of Clean Wind Energy Tower, Inc. (3)
4.1	Form of Common Stock Certificate (4)
10.1	Letter Agreement between Clean Wind Energy, Inc. and Source Capital Group, Inc., dated November 22, 2010 (1)
10.2	Deed of Lease, dated December 1, 2010, by and between CKP One, LLC and Clean Wind Energy, Inc. (1)
10.3	Lease Agreement, dated October 20, 2010, and effective November 1, 2010, by and between Office Suites PLUS at Annapolis and Clean Wind Energy, Inc. (1)
10.4	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ronald Pickett, and Amendment dated November 22, 2010 (1)
10.5	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Stephen Sadle, and Amendment dated November 22, 2010 (1)
10.6	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Robert Crabb, and Amendment dated November 22, 2010 (1)
10.7	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and John W. Hanback, and Amendment dated November 22, 2010 (1)
10.8	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Itzhak Tepper, PE, and Amendment dated November 22, 2010 (1)
10.9	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ownkar Persaud, and Amendment dated November 22, 2010 (1)
10.10	Form of Director and Officer Indemnification Agreement (4)
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant (4)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett
32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

(1)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 30, 2010 and incorporated herein by reference.
(2)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.
(3)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 28, 2010 and incorporated herein by reference.
(4)	Filed with the registrant's Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 12, 2011 and incorporated herein by reference.
*	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clean Wind Energy Tower, Inc. Registrant

Date: August 3, 2012	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive Officer (Principal Executive Officer) and Principal Accounting and Financial Officer

