Form 10-Q/A
period 2012-06-30
CLEAN WIND ENERGY TOWER, INC.
filed 2012-08-21
CIK 95572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 3, 2012.

2

Item 6. Exhibits

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clean Wind Energy Tower, Inc. Registrant

Date: August 21, 2012	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive Officer (Principal Executive Officer) and Principal Accounting and Financial Officer

4