Form 10-Q
period 2012-09-30
CLEAN WIND ENERGY TOWER, INC.
filed 2012-11-08
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 266,513,251 shares of Common Stock ($0.0001 par value) as of November 1, 2012.

Clean Wind Energy Tower, Inc.

(A Development Stage Company)

FORM 10-Q for the Quarter Ended September 30, 2012

Index

Page

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets: September 30, 2012 (unaudited) and December 31, 2011	3

Condensed Consolidated Statements of Operations: For the three and nine months ended September 30, 2012 and 2011 and for the period from July 26, 2010 (date of inception) through September 30, 2012 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Deficit For the nine months ended September 30, 2012 (unaudited)	5

Condensed Consolidated Statements of Cash Flows: For the nine months ended September 30, 2012 and 2011 and for the period from July 26, 2010 (date of inception) through September 30, 2012 (unaudited)	6

Notes to Condensed Consolidated Financial Statements: September 30, 2012 (Unaudited)	7

Item 2. Management’s Discussion and Analysis	17

Item 3. Quantitative and Qualitative Disclosures About Material Risk	22

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	31

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$4,500	$52,332

Total current assets	4,500	52,332

Property and equipment, net	7,884	11,244

Other assets:
Deposits	2,300	9,330

Total assets	$14,684	$72,906

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$245,794	$478,355
Accrued liabilities and expenses	697,440	627,650
Advances from stockholders/officers	170,000	5,000
Note payable	433,270	–
Convertible notes payable, net of unamortized debt discount of $132,327 and $57,778, respectively	93,673	52,222
Derivative liabilities	752,708	237,395
Total current liabilities	2,392,885	1,400,622

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2012 and December 31, 2011	–	–
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 265,394,584 and 210,850,519 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	26,539	21,085
Common stock to be issued	420,000	480,000
Additional paid in capital	3,759,997	1,270,835
Accumulated deficit during development stage	(6,584,737)	(3,099,636)
Total stockholders' deficit	(2,378,201)	(1,327,716)

Total liabilities and stockholders' deficit	$14,684	$72,906

See the accompanying notes to the unaudited condensed consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					For the period
					From July 26, 2010
					(date of inception)
	For the three months ended		For the nine months ended		through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
REVENUE:	$–	$–	$–	$–	$–

OPERATING EXPENSES:
Research and development	90,880	109,976	138,152	353,376	574,561
Selling, general and administrative	638,981	397,817	1,584,377	1,071,111	4,062,870
Depreciation	1,120	813	3,360	1,077	5,557
Total operating expenses	730,981	508,606	1,725,889	1,425,564	4,642,988

Loss from operations	(730,981)	(508,606)	(1,725,889)	(1,425,564)	(4,642,988)

Other income (expense):
Interest expense	(123,460)	(48,043)	(542,497)	(48,043)	(725,426)
Loss on modification of debt	–	–	–	–	(88,849)
Loss on settlement of debt	(829,530)	–	(829,530)	–	(829,530)
Loss on change in fair value of derivative liabilities	(450,330)	(23,191)	(387,185)	(23,191)	(297,944)

Loss before provision for income taxes	(2,134,301)	(579,840)	(3,485,101)	(1,496,798)	(6,584,737)

Provision for income taxes (benefit)	–	–	–	–	–

NET LOSS	$(2,134,301)	$(579,840)	$(3,485,101)	$(1,496,798)	$(6,584,737)

Net loss per common share, basic and fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and fully diluted	255,221,874	339,017,691	235,323,859	237,157,904

See the accompanying notes to the unaudited condensed consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

							Additional	Deficit Accumulated During
	Preferred stock		Common Stock		Common to be Issued		Paid In	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2011	–	$–	210,850,519	$21,085	6,600,000	$480,000	$1,270,835	$(3,099,636)	$(1,327,716)
Shares issued in connection with PPM Subscription at $0.10 per share	–	–	600,000	60	(600,000)	(60,000)	59,940	–	–
Shares issued for accrued expenses at $0.13 per share	–	–	261,556	26	–	–	34,441	–	34,467
Shares issued for future services	–	–	21,500,000	2,150	–	–	(2,150)		–
Shares issued for consulting services rendered	–	–	6,532,509	653	–	–	257,254	–	257,907
Sale of common stock at $0.10 per share	–	–	850,000	85	–	–	84,915		85,000
Shares issued in connection with the exercise of warrants at $0.10 per share	–	–	2,300,000	230	–	–	229,770	–	230,000
Shares issued in settlement of debt	–	–	22,500,000	2,250	–	–	970,250	–	972,500
Beneficial conversion feature reclassified to equity upon repayment of convertible notes	–	–	–	–	–	–	209,487	–	209,487
Stock based compensation	–	–	–	–	–	–	645,255	–	645,255
Net loss	–	–	–	–	–	–	–	(3,485,101)	(3,485,101)
Balance, September 30, 2012	–	$–	265,394,584	$26,539	6,000,000	$420,000	$3,759,997	$(6,584,737)	$(2,378,201)

See the accompanying notes to the unaudited condensed consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			For the period
			From July 26, 2010
			(date of inception)
	For the nine months ended September 30,		through
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,485,101)	$(1,496,798)	$(6,584,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,360	1,077	5,557
Amortization of debt discounts	153,951	47,306	206,173
Amortization of financing costs	49,500	–	49,500
Non cash interest	109,115	–	236,902
Stock based compensation	937,629	53,351	1,511,088
Loss on settlement of debt	829,530	–	829,530
Loss on debt modification	–	–	88,849
Loss from change in fair value of derivative liabilities	387,185	23,191	297,944
Changes in operating assets and liabilities:
Prepaid expenses	–	9,716	–
Advances from stockholders/officers	(5,000)	(42,000)	–
Accounts payable and accrued expenses	255,499	290,508	1,332,104
Net cash used in operating activates	(764,332)	(1,113,649)	(2,027,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from reverse merger	–	–	223,586
Purchase of property and equipment	–	(13,441)	(13,441)
Payment of long term deposit	–	–	(9,330)
Net cash (used in) provided by investing activities	–	(13,441)	200,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's common stock	–	–	75
Proceeds from sale of common stock	85,000	859,000	1,089,200
Proceeds from exercise of warrants	230,000	–	230,000
Proceeds from issuance of notes payable	301,500	–	301,500
Proceeds from issuance of convertible notes payable	210,000	77,500	320,000
Repayments of convertible notes payable	(110,000)	–	(110,000)
Net cash provided by financing activities	716,500	936,500	1,830,775

Net increase (decrease) in cash	(47,832)	(190,590)	4,500
Cash, beginning of period	52,332	195,184	–

Cash, end of period	$4,500	$4,594	$4,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$98,778	$–	$98,778
Income taxes paid	$–	$–	$–

Non cash investing and financing activities:
Accrued warrants to be issued referring brokers in connection with PPM subscription at $0.10 per share	$–	$–	$29,400
Shares forfeited and cancelled by some Clean Wind Energy's stockholders acquired in connection with the merger upon resignation	$–	$–	$12,060
Notes payable issued in settlement of accounts payable	$268,270	$–	$268,270

See the accompanying notes to the unaudited condensed consolidated financial statements

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business and Basis of Presentation

Clean Wind Energy Tower, Inc. (the “Company,” “we,” “our,” “us”), formerly known as Superior Silver Mines, Inc., was incorporated in the State of Idaho on January 22, 1962 as Superior Mines Company and then changed its name to Superior Silver Mines, Inc.  The Company reincorporated as a Nevada corporation on December 27, 2010.  The Company has been dormant for a number of years, and has no known mineral reserves.

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 2, 2012.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $2,134,301 and $3,485,101 for the three and nine month periods ended September 30, 2012, respectively, accumulated deficit of $6,584,737 and total current liabilities in excess of current assets of $2,388,385 as of September 30, 2012.

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

SEPTEMBER 30, 2012

(unaudited)

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

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options, warrants and convertible debt. Common stock equivalents excluded from the loss per share for the three and nine months ended September 30, 2012 were 14,788,360 shares, and for the three and nine months ended September 30, 2011 were 1,203,202 shares.

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

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

Stock-based compensation expense in connection with stock granted to consultants in exchange for services rendered for the three months ended September 30, 2012 and 2011 was $456,880 and $93,108, respectively, for the nine months ended September 30, 2012 and 2011 was $937,629 and $53,351, respectively and $1,511,088 from July 26, 2010 (date of inception) through September 30, 2012.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $90,880 and $138,152 for the three and nine months ended September 30, 2012, respectively; $109,976 and $353,376 for the three and nine months ended September 30, 2011, respectively; and $574,561 research and development costs from July 26, 2010 (date of inception) through September 30, 2012. The company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. For the period from July 26, 2010 (date of inception) through September 30, 2012, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

Reclassification

Certain reclassifications have been made to conform with the prior period’s data to the current presentation. These reclassifications had no effect on reported net loss.

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

NOTE 2 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
Accrued payroll	$463,615	$472,221
Accrued payroll taxes payable	18,330	18,330
Accrued stock purchase warrants	29,400	29,400
Accrued interest and other	186,095	107,699
Total	$697,440	$627,650

NOTE 3 – ADVANCES FROM SHAREHOLDERS/OFFICERS

Advances from shareholders are comprised of the following:

	September 30, 2012	December 31, 2011
Cash advances	$–	$5,000
Fair value of common stock pledged as collateral by shareholder (see below)	170,000	–
Total	$170,000	$5,000

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

On March 8, 2012, the Company received a notice of default, sighting Section 5(a) (ii) requiring the Company's common stock trading price not to fall below the volume-weighted average price of $0.08 per share for any given trading day. As such, the escrow agent transferred the 10,000,000 shares of the Company's common stock to the note holder. Should the proceeds arising from the sale of the Company's common stock not satisfy the total due under the agreement, the note holder has further recourse including the right to convert balances owed under the Note into restricted shares of common stock, at Hanover’s option, at a conversion price equal to 45% of the lowest trading price for the common stock at any time during the prior 10 trading days immediately preceding the date of the notice of such conversion. As of the date of filing, no official demands for payment have been made by Hanover and the Company believes the transferred 10,000,000 shares of the Company's common stock are sufficient to satisfy the outstanding obligation.

The original issue discount of $33,500 was charged as interest during the nine months ended September 30, 2012.

On June 20, 2012, the Company issued three promissory notes payable in aggregate of $268,270 in settlement of outstanding accounts payable. The notes mature earlier of (1) one year from the date of issuance, (2) completion of any major financing event or events in which the Company receives aggregate proceeds of $2,000,000 or more, or (3) any liquidation or reorganization, merger or recapitalization of the Company, bear a interest rate of 8% per annum due at maturity, and are unsecured.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On July 27, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $45,000 (the "August 8, 2011 Note"). The financing closed on August 8, 2011. The total net proceeds the Company received from this Offering on August 8, 2011 was $42,500.

The August 8, 2011 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 30, 2012. The August 8, 2011 Note is convertible into common stock, at Asher’s option, at a 42% discount (subsequently modified to 69% discount) to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the August 8, 2011 Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 135% if prepaid 91 days following the closing through 120 days following the closing, (iii) 140% if prepaid 121 days following the closing through 151 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the August 8, 2011 Note, the Company has no right of prepayment. In connection to the debt modification, the Company recorded a loss on debt modification of $88,849.

During the nine months ended September 30, 2012, the Company paid off the above described August 8, 2011 Note in full by cash.

On August 31, 2011, the Company entered into a Securities Purchase Agreement with Asher, for the sale of an 8% convertible note in the principal amount of $32,500 (the "August 31, 2011 Note"). The financing closed on August 31, 2011. The total net proceeds the Company received from this Offering was $30,000.

The August 31, 2011 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 30, 2012. The August 31, 2011 Note is convertible into common stock, at Asher’s option, at a 52% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the August 31, 2011 Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iii) 145% if prepaid 121 days following the closing through 150 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the August 31, 2011Note, the Company has no right of prepayment.

During the nine months ended September 30, 2012, the Company paid off the above described August 31, 2011 Note in full by cash.

On October 6, 2011, the Company entered into a Securities Purchase Agreement with Asher, for the sale of an 8% convertible note in the principal amount of $32,500 (the "October 2011 Note"). The total net proceeds the Company received from this Offering was $30,000.

The October 2011 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 5, 2012. The October 2011 Note is convertible into common stock, at Asher’s option, at a 69% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the October 2011 Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iii) 145% if prepaid 121 days following the closing through 150 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the October 2011 Note, the Company has no right of prepayment.

Asher has agreed to restrict its ability to convert the October 2011 Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

During the nine months ended September 30, 2012, the Company paid off the above described October 2011 Note in full by cash.

On April 10, 2012, the Company entered into a Securities Purchase Agreement with Asher, for the sale of an 8% convertible note in the principal amount of $68,500 (the "April 2012 Note"). The financing closed on April 18, 2012. The total net proceeds the Company received from this Offering was $65,000.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

The April 2012 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on January 12, 2013. The April 2012 Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the April 2012 Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing.. After the expiration of 180 days following the date of the April 2012 Note, the Company has no right of prepayment.

On May 3, 2012, the Company entered into a Securities Purchase Agreement with Asher, for the sale of an 8% convertible note in the principal amount of $42,500 (the "May 2012 Note"). The financing closed on May 15, 2012. The total net proceeds the Company received from this Offering was $40,000.

The May 2012 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on February 7, 2013. The May 2012 Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the May 2012 Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the May 2012 Note, the Company has no right of prepayment.

On June 19, 2012, the Company entered into a Securities Purchase Agreement with Asher, for the sale of an 8% convertible note in the principal amount of $32,500 (the "June 2012 Note"). The financing closed on June 27, 2012. The total net proceeds the Company received from this Offering was $25,000.

The June 2012 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on March 21, 2013. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the June 2012 Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the June 2012 Note, the Company has no right of prepayment.

On July 25, 2012, the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $275,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on July 25, 2012. JMJ provided $50,000 to the Company on the Effective Date.

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

On August 3, 2012, the Company entered into a Securities Purchase Agreement with Asher, for the sale of an 8% convertible note in the principal amount of $32,500 (the "August 2012 Note"). The financing closed on May 15, 2012. The total net proceeds the Company received from this Offering was $30,000.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

The August 2012 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on February 7, 2013. The August 2012 Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the August 2012 Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the August 2012 Note, the Company has no right of prepayment.

The Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date.

As of March 9, 2012, the Company paid all outstanding (2011) Asher notes (aggregate of $77,500). At the dates of note payoffs, the Company marked to market the fair value of the debt derivatives and determined a fair value of $209,487. The Company recorded a gain from change in fair value of debt derivatives of $27,908. The fair value of the embedded derivatives of $209,487 were transferred to equity at the date of note(s) liquidation.

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

At the inception of the 2012 Notes, the Company determined the aggregate fair value of $337,616 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 196.08% to 219.80%, (3) weighted average risk-free interest rate of 0.16 % to 0.19%, (4) expected life of 0.75 to 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.032 to $0.043 per share.

The determined fair value of the debt derivatives of $337,616 was charged as a debt discount up to the net proceeds of the note with the remainder $(109,116) charged to current period operations as non cash interest expense.

At September 30, 2012, the Company marked to market the fair value of the debt derivatives and determined a fair value of $752,708. The Company recorded a loss from change in fair value of debt derivatives of $450,330 and $387,185 for the three and nine month periods ended September 30, 2012, respectively. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 218.27%, (3) weighted average risk-free interest rate of 0.14% to 0.17%, (4) expected life of 0.29 to 0.78 year, and (5) estimated fair value of the Company’s common stock of $0.03 per share.

The charge of the amortization of debt discount and costs for the three and nine months ended September 30, 2012 was $66,039 and $153,951, respectively, which was accounted for as interest expense. Also, the Company has accrued interest expense of $6,283 as of September 30, 2012.

NOTE 6 – DERIVATIVE LIABILITIES

During 2011 and 2012, the Company issued an aggregate of $110,000 and $226,000 Convertible Promissory Notes that mature from April 30, 2012 to July 11, 2013, respectively. The Notes bear various interest rates and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rates of 30% to 69% discount to the market price of the lowest three trading prices of the Company’s common shares during the ten-day period ending one trading day prior to the date of the conversion.

The Company has identified the embedded derivatives related to the convertible notes. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date.

At the inception of the notes, the Company determined the aggregate fair value of $575,403 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 196.08% to 221.52%, (3) weighted average risk-free interest rate of 0.05 to 0.20%, (4) expected life of 0.67 to 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.034 to $0.20 per share.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

The determined fair value of the debt derivatives of $575,403 at inception date was charged as a debt discount up to the net proceeds of the note with the remainder $(127,787) and $(153,951) charged to the operations during 2011 and 2012 as non-cash interest expense, respectively.

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

At the inception of the 2012 notes, the Company determined the aggregate fair value of $337,616 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 196.08% to 219.80%, (3) weighted average risk-free interest rate of 0.18 % to 0.20%, (4) expected life of 0.75 to 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.032 to $0.043 per share.

The determined fair value of the debt derivatives of $337,616 was charged as a debt discount up to the net proceeds of the note with the remainder $(109,115) charged to current period operations as non cash interest expense.

At September 30, 2012, the Company marked to market the fair value of the debt derivatives and determined a fair value of $752,708. The Company recorded a loss from change in fair value of debt derivatives of $450,330 and $387,185 for the three and nine month periods ended September 30, 2012, respectively. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 218.27%, (3) weighted average risk-free interest rate of 0.10% to 17%, (4) expected life of 0.29 to 0.78 year, and (5) estimated fair value of the Company’s common stock of $0.0625 per share.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of September 30, 2012 and December 31, 2011, the Company did not have any preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.0001 per share. As of September 30, 2012 and December 31, 2011, the Company has 265,394,584 and 210,850,519, respectively, shares of common stock issued and outstanding.

During the nine months ended September 30, 2012, the Company issued an aggregate of 261,556 shares of common stock for accrued expenses of $34,467.

During the nine months ended September 30, 2012, the Company issued an aggregate of 21,500,000 shares of common stock for future services of $1,745,690. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the nine months ended September 30, 2012, the Company recorded $645,255 as stock based compensation.

During the nine months ended September 30, 2012, the Company issued an aggregate of 6,532,509 shares of common stock for services rendered of $257,907.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

During the nine months ended September 30, 2012, the Company issued an aggregate of 22,500,000 shares of common stock in settlement of $150,000 previous incurred payables. In connection with the issuance, the Company recorded a loss on settlement of debt of $829,530.

During the nine months ended September 30, 2012, the Company issued an aggregate of 600,000 shares of common stock for common stock subscriptions for $60,000 proceeds, which received in 2011 and 2,300,000 shares of common stock for in connection with a warrant agreement entered into on January 12, 2012 for $230,000.

During the nine months ended September 30, 2012, the Company issued 850,000 of common stock for net proceeds of $85,000.

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

Subsequent to the financial statements, the Company extended the expiration of the Warrant Agreement to December 31, 2012.

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

Porter LeVay & Rose, Inc.

On February 23, 2012, we were served with a Complaint in the matter of Porter, LeVay & Rose, Inc. filed in the Supreme Court of the State of New York, stipulating that Clean Wind Energy Tower, Inc. has yet to pay for certain services rendered on behalf of Porter LeVay & Rose for Financial Public Relations services. On March 21, 2012, Clean Wind Energy Tower, Inc., executed a Stipulation Settling Action Agreement and agreed to pay a total of $39,219 in equal payments of $9,805, the first to be paid prior to March 30, 2012 and monthly thereafter until paid in full. The first payment was made on March 27, 2012. The Company has accounted for unpaid balance of $9,805 as accounts payable and accrued expenses in its condensed consolidated balances sheets as of December 31, 2011. During the three months ended September 30, 2012, the Company settled all outstanding obligations.

CLEAN WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Long-term investments	$-	$-	$-	$-
Total	$-	$-	$-	$-

Derivative liabilities	$-	$-	$752,708	$752,708
Total	$-	$-	$752,708	$752,708

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the nine months ended September 30, 2012.

Nine months ended September 30, 2012:

Derivative Liability
Balance, December 31, 2011	$237,395

Transfers in (out) at mark-market value on date of payoff	(209,487)

Transfers in upon initial fair value of derivative liability	337,615

Loss from change in fair value of derivative liability	387,185

Balance, September 30, 2012	$752,708

Total loss for the period included in earnings relating to the liabilities held at September 30, 2012	$(387,185)

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent issuances of common stock

During the month of October 2012, the Company issued 1,118,667 shares of common stock for services rendered.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended September 30, 2012, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2011 filed on April 2, 2012.

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

Revenue Recognition

The Company has generated no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended September 30, 2012.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2012 as compared to three months ended September 30, 2011

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended September 30, 2012, research and development costs were $90,880 compared to $138,152 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended September 30, 2012, selling, general and administrative expenses were $638,981 as compared to $397,817 for the same period last year, a 61% increase. The primary increase is due to non cash stock based compensation issued for services of $453,413 for the three months ended September 30, 2012 as compared to $26,757 for the three months ended September 30, 2011.

Depreciation

Depreciation expense for the three months ended September 30, 2012 was $1,120 as compared to $813 for the same period last year. The increase of $307 is due to additional equipment acquired in the latter part of 2011.

Other income (expense)

Interest expense

Interest expense for the three months ended September 30, 2012 was $123,460 compared to $48,043 for the same period last year. In the current period, we incurred $66,039 non cash debt discount amortization and $37,331 in non cash interest expense on issued convertible debt.

Loss on change in fair value of derivative liabilities

During 2011 and 2012, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a net loss of $450,330 and $23,191 for the three months ended September 30, 2012 and 2011, respectively.

Loss on settlement of debt

During the three months ended September 30, 2012, we issued 22,500,000 shares of our common stock in settlement of $150,000 of outstanding debt. In connection with the issuance, we incurred $829,530 as non cash loss for the three months ended September 30, 2012 as compared to nil for the same period last year.

Nine months ended September 30, 2012 as compared to nine months ended September 30, 2011

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the nine months ended September 30, 2012, research and development costs were $138,152 compared to $353,376 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the nine months ended September 30, 2012, selling, general and administrative expenses were $1,584,377 as compared to $1,071,111 for the same period last year, a 48% increase. The primary increase is due to non cash stock based compensation issued for services of $937,639 for the nine months ended September 30, 2012 as compared to $53,351 for the nine months ended September 30, 2011.

Depreciation

Depreciation expense for the nine months ended September 30, 2012 was $3,360 as compared to $1,077 for the same period last year. The increase of $2,283 is due to additional equipment acquired in the latter part of 2011.

Other income (expense)

Interest expense

Interest expense for the nine months ended September 30, 2012 was $542,497 compared to $48,043 for the same period last year. In the current period, we incurred $153,951 non cash debt discount amortization, $49,500 financing cost amortization and $109,115 in non cash interest expense on issued convertible debt. In addition, we accrued default interest on our note payable of $171,688.

Loss on change in fair value of derivative liabilities

During 2011 and 2012, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a net loss of $387,185 for the nine months ended September 30, 2012 as compared to a loss of $23,191 for the same period last year.

Loss on settlement of debt

During the nine months ended September 30, 2012, we issued 22,500,000 shares of our common stock in settlement of $150,000 of outstanding debt. In connection with the issuance, we incurred $829,530 as non cash loss for the three months ended September 30, 2012 as compared to nil for the same period last year.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit increased by $1,040,095 during the nine months ended September 30, 2012 from a working capital deficit (current liabilities in excess of current assets) of $1,348,290 at December 31, 2011 to a working capital deficit of $2,388,385 at September 30, 2012. The increase in working capital deficit for the nine months ended September 30, 2012 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease from working capital by $47,832 for the nine months ended September 30, 2012. The most significant uses and proceeds of cash were:

o	Approximately $764,000 of cash consumed in operating activities;

o	A repayment of $110,000 for convertible notes payable;

o	Proceeds of $85,000 from issuance of Private Placement Memorandum Subscription for the Company’s Common stock;

o	Proceeds of $301,500 from issuance of note payable

o	Proceeds of $210,000 from issuance of Secured Convertible Promissory Notes;

o	Proceeds from exercise of warrants of $230,000

Total current assets of $4,500 and $52,332 as of September 30, 2012 and December 31, 2011, respectively, cash represented all.

Proceeds from the issuance of common stock

During the nine months ended September 30, 2012, the Company received $85,000 from the issuance of Private Placement Memorandum Subscriptions for the sale of its common stock.

Proceeds from issuance of note payable

During the nine months ended September 30, 2012, the Company received net proceeds of $301,500 from issuance of note payable, net of cash discount of $33,500.

Proceeds from the issuance of convertible promissory note

During the nine months ended September 30, 2012, the Company received a net amount of $210,000 from the issuance of Convertible Promissory Note, net of cash discount of $16,000.

Cashflow analysis

Cash used in operations was $764,332 during the period ended September 30, 2012. During the nine month period ended September 30, 2012, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

We did not utilize cash for investing activities.

Cash provided from financing activities was $85,000 from private placement subscription of the Company common stock during the nine month period ended September 30, 2012. In addition, the Company received a total net proceeds of $511,500 (net of $49,500 discount) from the issuance of Notes Payable and Convertible Notes Payable and $230,000 from the exercise of warrants. Also, during the nine months ended September 30, 2012 the Company repaid $110,000 of previously issued convertible notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $3,485,101 for the nine month period ended September 30, 2012, accumulated deficit of $6,584,737 and total current liabilities in excess of current assets of $2,388,385 as of September 30, 2012.

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

Number of Employees

As of September 30, 2012, the Company had 3 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3.	Quantative and Qualitative Disclosures About Material Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4.	Controls and Procedures.

As of September 30, 2012, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Since inception through September 30, 2012, the Company has incurred cumulative losses of $6,584,737 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

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

During the nine months ended September 30, 2012, the Company issued an aggregate of 261,556 shares of common stock for accrued expenses of $34,467.

During the nine months ended September 30, 2012, the Company issued an aggregate of 21,500,000 shares of common stock for future services of $1,745,690. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the nine months ended June 30, 2012, the Company recorded $645,255 as stock based compensation.

During the nine months ended September 30, 2012, the Company issued an aggregate of 6,532,509 shares of common stock for services rendered of $257,907.

During the nine months ended September 30, 2012, the Company issued an aggregate of 22,500,000 shares of common stock in settlement of $150,000 previous incurred payables. In connection with the issuance, the Company recorded a loss on settlement of debt of $829,530.

During the nine months ended September 30, 2012, the Company issued an aggregate of 600,000 shares of common stock for common stock subscriptions for $60,000 proceeds, which received in 2011 and 2,300,000 shares of common stock for in connection with a warrant agreement entered into on January 12, 2012 for $230,000.

During the nine months ended September 30, 2012, the Company issued 850,000 of common stock for net proceeds of $85,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

In May 2012, Ownkar Persaud ceased communicating with the Company resulting in his effective resignation as Chief Financial Officer of the Company in May 2012.

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

Clean Wind Energy Tower, Inc. Registrant

Date: November 7, 2012	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive Officer (Principal Executive Officer) and Principal Accounting and Financial Officer

