Form 10-K
period 2012-12-31
SOLAR WIND ENERGY TOWER, INC.
filed 2013-04-01
CIK 95572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-53035

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

The aggregate market value of the voting Common Stock held by non-affiliates (based upon the closing sale price of $0.03 per share on the (Over the Counter Bulletin Board) of the registrant as of June 30, 2012: $3,058,715.

Number of issued and outstanding shares of the registrant’s par value $0.0001 common stock as of March 29, 2013: 290,758,136

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

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

All references in this Form 10-K that refer to the “Company,” “Solar Wind Energy Tower” (f/k/a Clean Wind Energy Tower, Inc.), “Solar Wind,” “we,” “us” or “our” are to Solar Wind Energy Tower Inc. and unless otherwise differentiated, its subsidiary, Solar Wind Energy, Inc. (f/k/a Clean Wind Energy, Inc.) All references to “Solar Wind Energy (f/k/a Clean Wind Energy, Inc.)” are to our subsidiary, Solar Wind Energy, Inc. (f/k/a Clean Wind Energy, Inc.)

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

On December 29, 2010, Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.), a Nevada corporation (the “Company” or "Solar Wind"), completed a reverse merger (the “Merger”) with Solar Wind Energy, Inc. (f/k/a Clean Wind Energy, Inc), a corporation formed under the laws of the State of Delaware on July 26, 2010 (“Solar Wind - Subsidiary”).  In connection with the Merger, the Company issued to the stockholders of Solar Wind - Subsidiary in exchange for their Solar Wind - Subsidiary Common Stock, the right to receive an aggregate of 300,000,000 shares of the Company’s Common Stock.  As a result of the reverse merger, Solar Wind - Subsidiary is now a wholly-owned subsidiary of the Company.

For accounting purposes, Solar Wind - Subsidiary was the surviving entity. The transaction was accounted for as a recapitalization of Solar Wind - Subsidiary pursuant to which Solar Wind - Subsidiary was treated as the surviving and continuing entity although the Company is the legal acquirer rather than a reverse acquisition.  Accordingly, the Company’s historical financial statements are those of Solar Wind - Subsidiary immediately following the consummation of the reverse merger. Also, going forward the business operations of Solar Wind - Subsidiary will become the Company’s principal business operations.

The Company was incorporated under the laws of the State of Idaho on January 22, 1962, as Superior Mines Company.  In 1964, the Company’s name was changed to Superior Silver Mines, Inc.  On December 27, 2010, the Company reincorporated as a Nevada corporation.  Prior to the Merger, the Company had been dormant for a number of years and had no known mineral reserves.  On January 21, 2011, the Company changed its name from Superior Silver Mines, Inc. to Clean Wind Energy Tower, Inc. and on March 11, 2013, changed its name to Solar Wind Energy Tower Inc.  along with its wholly-owned subsidiary, a corporation formed under the laws of the State of Delaware, which changed its name from Clean Wind Energy, Inc. to Solar Wind Energy, Inc. In addition, effective January 24, 2011, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from SSVM.OB to CWET.OB and on March 11, 2013, in conjunction with our name change, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from CWET.OB to SWET.OB.

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

Solar Wind has assembled a team of experienced business professionals, engineering and scientific consultants with the proven ability to bring the idea to market. Solar Wind has filed and been issued patents that the Company believes will further enhance this potentially revolutionary technology. Solar Wind is based in Annapolis, MD, and is traded on the OTCBB under the symbol ‘CWET’.

Solar Wind has, designed, engineered, developed and is preparing to construct large “Solar Wind Downdraft Towers” that use benevolent, non-toxic natural elements to generate electricity economically by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing Solar Wind Downdraft Towers in the United States and abroad, the Company intends to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for electricity.

A Bold New Energy Solution

The United States and other nations are aggressively pursuing energy independence with clean, sustainable energy solutions. Solar Wind offers a bold new approach to overcome the current limitations of other known alternative energy sources. The Solar Wind Downdraft Tower combines dry air heated by the solar rays of the sun with water added as a catalyst to create a powerful natural downdraft.

Hybrid Solar/Wind Technology

We view ourselves as a hybrid solar/wind technology because the simplicity of our solution is the harnessing of the natural power of a downdraft created when water is introduced to hot dry air within the confines of our tower structure.

The Solar Wind Downdraft Tower

•	Avoids the adverse effects associated with fossil and nuclear fuels.
•	Is capable of Operating 24/7 and can outperform solar collectors that produce only when the sun shines in the daytime and wind turbines that produce only when the wind blows
•	Has the capability of being operated with virtually no carbon footprint, fuel consumption or waste production.
•	Has the potential to generate clean, cost effective and efficient electrical power without the damaging effects caused by using fossil or nuclear fuels, and other know alternative power sources.
•	Uses benevolent non-toxic natural elements to generate electricity.

Technology

Innovative Renewable Energy Technology

The Solar Wind Downdraft Tower is a hollow cylinder reaching skyward into the hot dry atmosphere heated by the solar rays of the sun. The water introduced by the injection system evaporates and is absorbed by the hot dry air which has been heated by the solar rays of the sun. The air becomes cooler, denser and heavier than the outside warmer air and falls through the cylinder at speeds up to and in excess of 50 mph and is diverted into wind tunnels surrounding the base of the Tower where turbines inside the tunnels power generators to produce electricity.

In geographic areas where atmospheric conditions are conducive, the exterior of the Solar Wind Downdraft Tower may be constructed with vertical “wind vanes” that capture the prevailing wind and channel it to produce supplemental electrical power. This dual renewable energy resource enhances the capability and productivity of the Solar Wind Energy system.

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

Solar Wind’s Energy Tower uses the same fundamental physical principle of evaporative cooling which creates a downdraft. Cool, moist, dense air always falls through hot dry air.  What most people are unaware of is that the wind speed in an energy tower can exceed 50mph.

In summary, it is clear that Solar Wind’s Energy Tower creates and harnesses the downdraft, using widely applied and well-understood physical principles, to produce abundant electricity.

Abundant, Clean, Affordable Electricity Production

The Company has successfully managed to downsize the Tower, reducing capital costs and improving projected financial performance. The Company recently announced the completion of weather data models that confirm that the first Tower height can be lowered from 3,000 feet down to 2,250 feet. This development was made possible by utilizing our recently announced software which can calculate and predict energy production by our Solar Wind Downdraft Towers given local weather data. By feeding the weather data for southwestern Arizona / northern Mexico into the program, the Tower’s height and diameter can be adjusted along with the amount of water added as fuel to create a desired amount of energy. The outcome dictates the optimum size of the Tower’s height and width.

Under the most recent design specifications, the first San Luis Tower has a design capacity on an hourly basis, of up to 1250 megawatt hours, gross. Using a 60% capacity factor, the Tower’s potential hourly yield would be 600 megawatt hours from which approximately 18.5% will be used to power its operations, yielding approximately 500 megawatt hours available for sale to the power grid. Due to lower capacities during winter days, the average daily output for sale to the grid for the entire year is approximately 435 megawatt hours. Currently in California avoided costs are running approximately $0.11 per kilowatt hour. As an independent power producer of clean renewable energy the Company will not be selling power directly to consumers, but rather to the grid.

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

Site Requirements

Solar Wind’s (f/k/a Clean Wind’s) planned Downdraft Tower requires very specific site conditions.  The location must provide appropriate climate and atmospheric conditions. The site must have access to reliable water sources, either fresh or salt water, in which case desalinization may be required.  The foundation for the Downdraft Tower should most appropriately be bedrock.  Additionally, the site should have access to rail service and other logistical ease of access.  The Company is investigating the feasibility of locating a Downdraft Tower in Arizona.

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

The Distinct Advantages

Solar Wind (f/k/a Clean Wind) enjoys one major advantage over all other wind energy producers: a constant, high speed downdraft that blows for more than half the year.  While ordinary wind turbine farms struggle with 20% to 30% capacity factors and wind speeds that are often useless or marginal (too low or too high), Solar Wind’s (f/k/a Clean Wind’s) Energy Tower can continuously channel 50 mph winds (or higher) into a controlled environment where the vast majority the wind’s energy can be captured to generate electricity.

Power industry experts know that when computing wind power, the velocity is cubed (not squared).  Thus a 50 mph wind in a Solar Wind turbine will produce more than 15 times as much power as a 20 mph wind striking a conventional turbine.

Global Energy Generation Calculator

The Company has developed a software based analytical program to determine the energy generation capabilities of its Solar Wind Downdraft Towers based on the climate in geographic locations around the world, and has taken the appropriate steps to protect its intellectual property invention.

This essential tool has been under development by the Company for over one year and applies “known” scientific meteorology data of a specific area to the Solar Wind Downdraft Tower’s variables in order to determine and project energy outputs on a daily basis. Advancements in the scientific community over the last decade that predict and pin-point specific weather conditions provided significant insights to the development of this innovative tool.

This analytical tool, combined with our proprietary operating systems technology and existing core patents, clearly provides the Company with a unique opportunity to allow global positioning of this alternative solution to the world’s energy needs. Solar Wind can now rapidly respond to a request from virtually any country reasonably suitable to host a project and determine specifically where the Solar Wind Downdraft Tower should be located, the size of the Tower and the amount of electricity it can produce.

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

Business Model

The Business Model is to create an Energy Compound of Towers to be developed individually with a common water supply and rail/water port for supplies and equipment delivery, and common component assembly plant and labor force.  Energy Compounds could actually be developed simultaneously in North America, N. Africa (to serve the European grid by piping direct current across the Med), India and the Mid-East.  The world market can support all the materials needed and can certainly use the electricity.  The cost per kilowatt is similar to that of a typical coal or gas-fired facility.  SWET has positioned itself to take advantage of this solution and bring the first project to market, thereby setting the stage for a global “game changing” opportunity.

Project Partnering

The Company’s business plan involves “partnering” with various entities such as utilities, sovereign nations and independent power sources, to provide the ability to bring this solution to the market as rapidly as possible.

Each Solar Wind Downdraft Tower is its own independent project. Solar Wind Energy’s (f/k/a Clean Wind Energy’s) involvement in each project is to facilitate the Tower’s development with its expertise and intellectual property. Solar Wind will receive development fees, licensing fees, and royalties on power sales from each project and/or ownership interests.

Coordinated World Class Expertise

SWET has located a site for its first Tower here in the USA and received key patents to protect its techniques to extract the energy from the Solar Wind Downdraft Tower.  Some of the best consultants in the world have been and continue to support SWET's efforts to bring this first Downdraft Tower to market.

First Solar Wind Downdraft Tower

The first site is in San Luis, AZ on the Mexico/US border.  SWET has a temporary permit from the US Department of Interior, Bureau of Reclamation to conclude the necessary zoning and is preparing to conduct the site evaluations and proceed with the NEPA process. The Planning Commission recommended the project and the zoning, and on May 23, 2012 the City Council unanimously approved final zoning for one of the Towers first and on June 23rd, 2012, the zoning for the first Tower became final. The weather data has been updated for the first sites and final reports accurately calculate the Tower's output capacity 24/7. Those reports now support and validate SWET’s goal to develop its first Tower at the minimum size and design output possible, which preserves cash flow of 2:1 for debt service coverage. In November the San Luis City Council voted unanimously in favor of a zoning text amendment paving the way for a second Tower and assembly plant on site. SWET is pursuing final zoning approval for the second Tower.

Concurrently, we have been exploring other site opportunities and in October, the Company signed a Letter of Intent (“LOI”) to enter into a Definitive Agreement to purchase a 3,200 acre site in Mexico that has the ideal attributes required for the Company’s Downdraft Tower. The Company intends to build and operate two Solar Wind Energy Downdraft Towers on this site. The proposed property is located in a particularly exceptional area for the development of these projects as it possesses suitable access, along with the required topography. Both Solar Wind Energy and the current land owner have been in discussions regarding this project since the later part of 2011 and are working together diligently under the LOI towards the execution of a Definitive Agreement. The land purchase is subject to the seller providing clear title and unrestricted access to the property as well as acquiring all of the needed prerequisites and approvals for the implementation of the Downdraft Towers including access to the power grid and the Company securing a satisfactory Power Purchase Agreement.

Customers

Energy produced by the Downdraft Tower could provide low cost electricity to the power grid. Solar Wind (f/k/a Clean Wind) plans to ultimately build and operate wind energy plants and sell the electricity either through contracts with utilities, which is the traditional method for independent power plants, or directly into the open market or electricity commodities market like a merchant plant similar to many natural gas fired power plants. The Company may also sell the power plants themselves to large customers or utilities and/or operate such plants for customers or utilities.

The sale of electricity to power brokers is more profitable than selling directly to the electricity commodities market. If the cost of the marketing infrastructure of selling green energy at a $0.02 per kWh premium is justified as opposed to the wholesale contracting of electricity at a lower price, then Solar Wind (f/k/a Clean Wind) plans to market the electricity to green energy brokers. The green power is energy from clean energy production sources like wind energy in which consumers are willing to pay a premium in order to promote clean energy. If Solar Wind (f/k/a Clean Wind) chooses to work through power brokers, it believes the potential exists to sell the environmental correct “green” power at a premium price being higher than conventional fuel sources. Power brokers usually receive a premium of $0.015 per kWh above the wholesale price paid on the open market. However, the market is new and subject to uncertainty including price fluctuations.

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

The Solar Wind Downdraft Tower has the capability of being operated with virtually no carbon footprint, fuel consumption, or waste production. The technology has the potential to generate clean, cost effective and efficient electrical power without the damaging effects caused by using fossil or nuclear fuels, and other conventional power sources. The Company also believes that increasing emphasis on green technologies and governmental incentives in the energy industry should have a positive long-term effect on the Company's planned business and the wind energy industry in general.

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

International treaties and protocols, such as the Kyoto Protocol, have significantly impacted the development and implementation of renewable energy technologies. Certain countries and regions also have established emission trading programs. Under emission trading programs, utilities and factories are permitted to produce a certain level of emissions. If such an entity produces fewer emissions than its allotment, the entity may sell its excess allotment to parties exceeding their emissions allotments. To date, these mechanisms are at an early stage of development within the United States. Credit trading provides the potential for creating additional income for renewable energy producers, rationalizing of electricity prices for utilities and reducing the overall retail price for green power.

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

Not factoring the Company’s planned Downdraft Tower product, World Energy Council expects new wind capacity worldwide to continue to grow. The continued evolution of this technology is evident with the existence of varying wind turbine designs. However, there is division in the wind industry between those who want to capitalize on the emerging respect the business community has for established, mature wind technology, and those who seek new technologies designed to bring about significant cost reductions. Solar Wind (f/k/a Clean Wind) chooses to seek new horizons beyond current perception and knowledge by developing new technologies that it believes will be capable of significantly reducing wind energy costs.

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

Employees

As of March 25, 2013, the Company had a total of 3 full time employees. The Company anticipates that in 2013 it will need to hire additional staff in the areas of engineering, marketing, and administration.

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

The report of our independent auditors dated April 1, 2013 on our consolidated financial statements for the year ended December 31, 2012 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our inability to generate sufficient cash flow to sustain our operations without securing additional financing, deficit accumulated during development stage, negative cash flows from operations and our limited cash balances and working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

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

As noted above, we will be obligated to file a registration statement with the SEC to cover resale of shares issued to the pre-Merger Solar Wind stockholders.  However, upon the effectiveness of this registration statement, most of the stock covered under the registration may not be immediately available for trading.  Due to a limitation in the number of shares traded on a regular basis, there may be significant swings in the bid and ask prices of our stock or there may not be any significant volume of the stock available to trade.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases a suite of offices and shared support services at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

Hanover Holdings I, LLC vs Solar Wind Energy Tower Inc.(f/k/a Clean Wind Energy Tower, Inc.)

On December 27, 2012, we were served with a Complaint in the matter of Hanover Holdings I, LLC filed with the Supreme Court of the State of New York, stipulating that Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) has yet to pay the remaining outstanding balance, related interest and penalties, as described in a convertible promissory note issued by Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) to the benefit of Hanover Holdings I, LLC. on February 29, 2012 and has failed to honor a notice of conversion issued by Hanover Holdings I, LLC on or about September 7, 2012. Total claim amount is for $122,985.14. The Company does not believe any additional payments are due Hanover Holdings I, LLC and will vigorously defend its position.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not party to any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER   PURCHASES OF EQUITY SECURITIES.

Market information

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “SWET.OB”.  Historical high and low bid information for the Company’s Common Stock is not available to the Company.  The following table reflects the high and low sales prices for the Company’s Common Stock for each fiscal quarter during the fiscal years ended December 31, 2012 and 2011.  The sales prices were obtained from the OTC Bulletin Board.

Quarterly period	Low	High
Fiscal year ended December 31, 2012:
First Quarter	$0.03	$0.21
Second Quarter	$0.02	$0.05
Third Quarter	$0.01	$0.08
Fourth Quarter	$0.01	$0.07

Fiscal year ended December 31, 2011:
First Quarter	$0.16	$0.27
Second Quarter	$0.22	$0.32
Third Quarter	$0.12	$0.27
Fourth Quarter	$0.10	$0.22

Record Holders

As of March 25, 2013, there were approximately 1,357 registered holders of record of the Company’s Common Stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2012, the Company issued 850,000 shares of Common Stock to private placement investors at $0.10 per share for aggregate gross proceeds of $85,000.

Also, during the year ended December 31, 2012, the Company received $230,000 from the exercise of previously issued warrants at an exercise price of $0.10 per share.

On April 10, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $68,500 (the "April 2012 Note"). The financing closed on April 18, 2012. The total net proceeds the Company received from this Offering was $65,500.

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

On June 19, 2012, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $32,500 (the "June 2012 Note"). The financing closed on June 27, 2012. The total net proceeds the Company received from this Offering was $30,000.

The June 2012 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on March 21, 2013. The June 2012 Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the June 2012 Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the June 2012 Note, the Company has no right of prepayment.

On July 25, 2012, the Company issued a Convertible Promissory Note (the “July 2012 Note”) to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $275,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on July 25, 2012. JMJ provided $45,000 to the Company on the Effective Date and $22,500 on October 3, 2012.

The maturity dates are one year from the effective date of each payment by JMJ to the Company (the “Maturity Date”). The conversion price (the “Conversion Price”) for each portion of consideration paid by JMJ to the Company is lesser of: (1) the closing price of the Company’s stock on the day the portion of consideration is paid to the Company, or (2) 70% of the lowest trade price in the 25 trading days previous to the conversion.

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

On August 3, 2012, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $32,500 (the "August 2012 Note"). The financing closed on May 15, 2012. The total net proceeds the Company received from this Offering was $30,000.

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

On November 9, 2012, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $32,500 (the "November 2012 Note"). The financing closed on November 9, 2012. The total net proceeds the Company received from this Offering was $30,000.

The November 2012 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on August 13, 2013. The November 2012 Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the November 2012 Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the November 2012 Note, the Company has no right of prepayment.

During the month of November 2012, the Company issued an aggregate of $50,000 convertible notes payable to investors. The total net proceeds the Company received from this offering was $50,000.The Notes bear interest of 8% per annum. All interest and principal must be repaid on December 31, 2014. The Note is convertible into common stock, at the holder’s option, at a conversion rate of $0.015 per common share.

On December 17, 2012, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $32,500 (the "December 2012 Note"). The financing closed on December 17, 2012. The total net proceeds the Company received from this Offering was $30,000.

The December 2012 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 19, 2013. The December 2012 Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the December 2012 Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the December 2012 Note, the Company has no right of prepayment.

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

Overview

Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) (the “Company” formerly known as Superior Silver Mines, Inc.) was incorporated in the State of Idaho on January 22, 1962 as Superior Mines Company and then changed its name to Superior Silver Mines, Inc.  The Company reincorporated as a Nevada corporation on December 27, 2010.  The Company has been dormant for a number of years, and has no known mineral reserves.

On December 29, 2010, Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.), a Nevada corporation (the “Company” or "Solar Wind"), completed a reverse merger (the “Merger”) with Solar Wind Energy, Inc. (f/k/a Clean Wind Energy, Inc), a corporation formed under the laws of the State of Delaware on July 26, 2010 (“Solar Wind - Subsidiary”).  In connection with the Merger, the Company issued to the stockholders of Solar Wind - Subsidiary in exchange for their Solar Wind - Subsidiary Common Stock, the right to receive an aggregate of 300,000,000 shares of the Company’s Common Stock.  As a result of the reverse merger, Solar Wind - Subsidiary is now a wholly-owned subsidiary of the Company.

For accounting purposes, Solar Wind - Subsidiary was the surviving entity. The transaction was accounted for as a recapitalization of Solar Wind - Subsidiary pursuant to which Solar Wind - Subsidiary was treated as the surviving and continuing entity although the Company is the legal acquirer rather than a reverse acquisition.  Accordingly, the Company’s historical financial statements are those of Solar Wind - Subsidiary immediately following the consummation of the reverse merger. Also, going forward the business operations of Solar Wind - Subsidiary will become the Company’s principal business operations.

The Company was incorporated under the laws of the State of Idaho on January 22, 1962, as Superior Mines Company.  In 1964, the Company’s name was changed to Superior Silver Mines, Inc.  On December 27, 2010, the Company reincorporated as a Nevada corporation.  Prior to the Merger, the Company had been dormant for a number of years and had no known mineral reserves.  On January 21, 2011, the Company changed its name from Superior Silver Mines, Inc. to Clean Wind Energy Tower, Inc. and on March 11, 2013, changed its name to Solar Wind Energy Tower Inc.  along with its wholly-owned subsidiary, a corporation formed under the laws of the State of Delaware, Clean Wind Energy, Inc. to Solar Wind Energy, Inc. In addition, effective January 24, 2011, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from SSVM.OB to CWET.OB and on March 11, 2013, in conjunction with our name change, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from CWET.OB to SWET.OB.

The Company plans to design, develop, and construct large downdraft towers that use benevolent, non-toxic natural elements to generate electricity and clean water economically (“Downdraft Towers”) by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing Downdraft Towers in the United States and abroad, the Company intends to be prepared to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for clean water and electricity

On January 21, 2011, the Company changed its name to Clean Wind Energy Tower, Inc. and on March 11, 2013, changed its name to Solar Wind Energy Tower Inc. along with its wholly owned subsidiary, a corporation formed under the laws of the State of Delaware, which changed its name from Clean Wind Energy, Inc. to Solar Wind Energy, Inc. In addition, effective January 24, 2011, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from “SSVM” to” CWET” and in conjunction with the March 11, 2013 name change the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from “CWET” to” SWET”.

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

As a development stage company, Solar Wind has yet to earn revenues from its operations.  Solar Wind is developing plans to design and construct large Downdraft Towers that use benevolent, non-toxic natural elements to generate electricity and clean water economically by integrating and synthesizing numerous proven as well as emerging technologies.  In addition to constructing Downdraft Towers in the United States and abroad, the Company intends to be prepared to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for clean water and electricity. From our inception in July 2010, we have completed the following milestones, among others:

•	Filed numerous patent applications with the U.S. Patent Office in connection with the development of the wind technologies.
•	Received Notice of Allowance of its patent application titled Efficient Energy Conversion Devices & Methods (U.S. Pat. App. No. 13/091,124) by the United States Patent and Trademark Office. The patent covers specific aspects of deploying multiple turbines in a wind tunnel coupled to a novel hydraulic system capable of maintaining high efficiency hydraulic to electric conversion under a wide variance of wind speeds. The ultimate goal is to maximize the capture and utilization of all available wind energy in any given wind tunnel, as well as providing a consistency of power output during any deviations in wind speed. The Company considers this patent to be a “Core Patent” providing a significant barrier to entry for any potential competitor.
•	Executed agreements with three strategic world class companies with industry experience to assist in developing our Downdraft Tower.
•	Identified and executed agreements with key industry consultants.
•	Carbon Credit Assessment - Retained Green Giant Venture Fund to assessing the potential of CWET’s emission reduction project on the worldwide carbon markets and estimating the expected revenue generation, providing access to Carbon Finance. Green Giant Venture Fund initial estimates, developed under the appropriate United Nations Framework Convention on Climate Change (UNFCCC)/CDM Methodology and the Verified Carbon Standard (VCS), reflect that CWET’s project will reduce 5.7 Million tons of CO2 per year. These estimates are calculated 10 years forward resulting in a yearly value of $17.1 M USD, and total value over the 10-year crediting period of $170 Million USD for each individual Downdraft Tower.
•	The Company selected a site located in San Luis, Arizona to pursue the construction of their innovative green renewable energy Downdraft Tower Facility. The San Luis location incorporates plans for two (2) Downdraft Towers and a component parts Assembly Plant. As designed, the Company anticipates that each Downdraft Tower could generate enough electricity to power up to 1,600,000 homes using the guidelines set forth in the California Statewide Residential Appliance Saturation Study, 2004.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  For the period from July 26, 2010 (date of inception) through December 31, 2012, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended December 31, 2012.

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

Accounting for Derivatives

In 2011 and 2012, we issued convertible notes payable that contained certain conversion features which we identified as embedded derivatives. Therefore, in accordance with ASC 815-40, we reclassified the fair value of the conversion feature from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, we are required to adjust to fair value the derivative as an adjustment to current period operations.

New Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2012 TO THE YEAR ENDED DECEMBER 31, 2011

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and Development

During the year ended December 31, 2012, we incurred $180,916 of research and development expenses as compared to $362,850 for the year ended December 31, 2011; a decrease of $181,934, or 50%.  The Company anticipates continued research and development as products are developed dependent on funding availability.

Selling and Administrative

During the year ended December 31, 2012, we incurred $2,021,555 of selling and administrative expenses as compared to $1,713,895 for the year ended December 31, 2011; an increase of $307,660, or 18%.  The Company added additional staff and costs associated to our increase Company development activities.

Depreciation

During the year ended December 31, 2011, we purchased office and other equipment.  Depreciation for the year ended December 31, 2012 was $4,480 as compared to $2,197 for the year ended December 31, 2011.

Other Income/Expense

Interest expense

For year ended December 31, 2012, we incurred $545,451 as interest expense relating to our issued notes payable as compared to $182,929 for the same period last year.  In connection with the issuances, we incurred noncash charge to interest of $172,116 due to the excess of fair value of the conversion feature over the note proceeds compared to $127,787 for the prior year.  In addition, we amortized a debt discount associated with the notes of $255,543 for the year ended December 31, 2012 compared to $52,222 for the year ended December 31, 2011.

Loss on settlement of debt

During the year ended December 31, 2012, we issued 22,500,000 shares of our common stock in settlement of $150,000 of outstanding debt. In connection with the issuance, we incurred $829,530 as noncash loss for the year ended December 31, 2012 as compared to nil for the same period last year. Net with the above described loss, we realized a gain on settlement of debt of $42,015 in connection with the issued Hanover note.

Loss on modification of debt

In conjunction with the issuance of our October 2011 convertible note, we agreed to modify the conversion terms of our preexisting note issued in July 2011 from a 48% to a 69% discount formula.  As such, we incurred a noncash charge to operations of $88,849 as debt modification for the year ended December 31, 2011 as compared to nil for the current year.

Gain on change in fair value of derivative liabilities

Each reporting period, we are required to adjust to fair value the conversion features of our convertible notes.  For the years ended December 31, 2012 and 2011, we reported a gains on change in fair value of $174,719 and $89,241, respectively.

Net Loss

As a result of the activities described above, we incurred a net loss of $3,365,198 for the year ended December 31, 2012 as compared to a net loss of $2,261,479 for the year ended December 31, 2011.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and debt financing.

Working Capital

Our working capital deficit increased by ($388,062) during the year ended December 31, 2012 from a working capital deficit (current liabilities in excess of current assets) of $1,348,290 at December 31, 2011 to a working capital deficit of $1,736,352 at December 31, 2011. The increase in working capital deficit for the year ended December 31, 2012 is due to a combination of reasons, of which the significant factors include:

•	Cash had a net decrease from working capital by $38,571 for the year ended December 31, 2012. The most significant uses and proceeds of cash were:

•	Approximately $877,600 of cash consumed in operating activities;
•	A repayment of $110,000 of convertible notes payable;
•	Proceeds of $85,000 from issuance of Private Placement Memorandum Subscription for the Company’s Common stock
•	Proceeds of $332,500 from issuance of Convertible Promissory Notes
•	Proceeds of $301,500 from issuance of Notes Payable
•	Proceeds of $230,000 from exercise of warrants

Of the total current assets of $13,761 as of December 31, 2012, cash represented $13,761. Of the total current assets of $52,332 as of December 31, 2011, cash represented $52,332.

Proceeds from the issuance of common stock

During the year ended December 31, 2012, the Company received $85,000 from the issuance of Private Placement Memorandum Subscriptions for the sale of its common stock.

Proceeds from the exercise of warrants

During the year ended December 31, 2012, the Company received $230,000 from the exercise of warrants at an exercise price of $0.10 per share.

Proceeds from the issuance of convertible promissory notes

During the year ended December 31, 2012, the Company received a gross amount of $332,500 from the issuance of Convertible Promissory Notes and paid $31,000 in processing fees to the attorneys.

Proceeds from the issuance of notes payable

During the year ended December 31, 2012, the Company received a gross amount of $335,000 from the issuance of Notes and paid $33,500 in processing fees to the attorneys.

Cash flow analysis

Cash used in operations was $877,571 during the year ended December 31, 2012. During the year ended December 31, 2012, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our trade payables.

Cash provided from financing activities was $839,000 comprised of sale of our common stock for net proceeds of $85,000, exercise of warrants of $230,000, issuance of notes payable of $301,500 and issuance of convertible notes payable of $332,500, net of repayments of convertible notes of $110,000.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $(3,365,198) for the year ended December 31, 2012, accumulated deficit of $(6,464,834) and total current liabilities in excess of current assets of $(1,736,352) as of December 31, 2012.

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

Management expects that global economic conditions will continue to present a challenging operating environment through 2013. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives. Working capital management will continue to be a high priority for 2013.

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

Our independent registered public accounting firm’s report on our December 31, 2012 consolidated financial statements included in this Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Off-Balance sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment other than the operating leases as disclosed in Item 2, Properties and Notes to Consolidated Financial Statements (Note 10).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Financial Statements and Notes thereto commencing on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed so that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. This determination was due to the lack of segregation of duties and the Company’s failure to implement the necessary internal controls.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2012 are fairly stated, in all material respects, in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Warrant Agreement

On January 12, 2012 the Company entered into a Warrant Agreement providing the holder the right to purchase, at any time, up to December 31, 2012 (as extended) and up to $1,000,000 worth of the Company's common stock valued at an exercise price calculated by taking the daily closing bid price of the Company's common stock reported on the OTCBB, at the date of exercise and discounting that closing bid price by 20%, provided, however, the exercise price shall in no event be lower than $0.10 per share nor greater than $0.40 per share.  The Warrant Agreement is non-cancelable by the Company and is non-callable. The Warrant Agreement expired on December 31, 2012.

Financing

During the month of January 2013, the Company issued an aggregate of two convertible promissory notes to investors in the aggregate principal amount of $14,000. The total net proceeds the Company received from this Offering was $14,000.

The convertible promissory notes bear interest at the rate of 8% per annum. All interest and principal must be repaid on December 31, 2014. The Note is convertible into common stock, at holders’ option, at a conversion rate of $0.015 per common share.

On January 25, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "January 2013 Note"). The financing closed on January 25, 2013. The total net proceeds the Company received from this Offering was $30,000.

The January 2013 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 29, 2013. The January 2013 Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the January 2013 Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the January 2013 Note, the Company has no right of prepayment.

On February 29, 2012, the Company entered into a Note Purchase Agreement pursuant to which the Company issued a secured convertible note in the amount of $335,000 due on June 23, 2012 with fixed interest of $12,563 per month beginning thirty days from issuance along with defined principal payments.  The Note is secured by certain assets of the Company.

Subsequent issuances

In January 2013, the Company issued an aggregate of 4,021,505 shares of common stock in settlement of $35,280 outstanding notes payable.

In February 2013, the Company issued an aggregate of 6,590,067 shares of common stock in settlement of $68,660 outstanding notes payable.

In February 2013, the Company issued an aggregate of 281,553 shares of common stock for services rendered of $5,597.

On March 11, 2013, the Company changed its name to “Solar Wind Energy Tower Inc.” In addition, effective March 11, 2013, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from CWET to SWET. The new CUSIP for the Company is 834116V 105.

On January 31, 2013, the Company entered into Securities Purchase Agreements with six accredited investors (the “2013 Investors”) providing for the sale by the Company to the 2013 Investors of Convertible Debentures (the "2013 Notes") in the aggregate amount of $239,000. In addition, as previously disclosed in the Form 8-K Current Report filed on January 3, 2013, Ronald W. Pickett, Stephen L. Sadle and Robert P. Crabb, officers and directors of the Company, converted accrued salary in the aggregate amount of $280,000 into the 2013 Notes resulting in a total offering of $519,000.   The financing closed on January 31, 2013.

The 2013 Notes mature December 31, 2014 (the "Maturity Date") and interest associated with the 2013 Notes is 8% per annum, which is payable on the Maturity Date.  The 2013 Notes are convertible into shares of common stock of the Company, at the 2013 Investors’ option, at a conversion price of $0.015.

As of the date of the 2013 Notes, the Company is obligated on the 2013 Notes issued to the holders in connection with the offering. The 2013 Notes are debt obligations arising from other than in the ordinary course of business, which constitute direct financial obligations of the Company.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of December 31, 2012:

Name	Age	Position(s)	Term of Office (Directors)
Ronald W. Pickett*	65	President, Chief Executive Officer, Chairman and Principal Accounting Officer	Annual meeting
Stephen Sadle*	67	Chief Operating Officer and Director	Annual Meeting
Robert P. Crabb*	65	Secretary, Chief Marketing Officer and Director	Annual meeting
H. James Magnuson	59	Director	Annual meeting
Arthur P. Dammarell	68	Director	Annual meeting

*	Appointed pursuant to the terms of the Merger Agreement.

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

Ronald W. Pickett, President and Chief Executive Officer, Chairman and Principal Accounting Officer

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table and related footnotes show the compensation incurred and or paid during the fiscal years ended December 31, 2012 and 2011, to all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year.  No other executive officers received compensation in excess of $100,000 for such fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Ronald W. Pickett,	2012	200,000 (2)	$–	$–	$–	$–	$–	200,000
President, Chief Executive Officer, Chairman and Principal Accounting officer (1)	2011	(2)	–	–	–	–	–	199,266
Stephen L. Sadle	2012	175,000 (4)	–	–	–	–	–	175,000
Chief Operating Officer (3)	2011	146,723 (4)	–	–	–	–	–	146,723

(1)	Appointed as President, Chief Executive Officer and Chairman effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(2)

Included in the amount is $100,236 and $103,382 of accrued salaries for Mr. Pickett for the years ended December 31, 2012 and 2011, respectively. In addition, the amount paid during the years ended December 31, 2012 and 2011 amounted to $81,467 and $18,221, respectively. $150,000 of the accrual has been converted into a note payable during the year ended December 31, 2012.

(3)	Appointed as Chief Operating Officer effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(4)	Included in the amount is $102,263 and $101,971 of accrued salaries for Mr. Sadle for the years ended December 31, 2012 and 2011, respectively. In addition, the amount paid during the years ended December 31, 2012 and 2011 amounted to $75,292 and $31,672, respectively. $100,000 of the accrual has been converted into a note payable during the year ended December 31, 2012

Director Compensation Table

The following table and related footnotes show the compensation incurred and or paid during the fiscal year ended December 31, 2012 to the Company’s directors for their service as directors.

Name	Fees earned or paid in cash ($)		Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert P. Crabb (1)	$60,000	(2)	$0	$0	$0	$0	$0	$60,000
H. James Magnuson	$0		$0	$0	$0	$0	$0	$0
Arthur P. Dammarell	$0		$0	$0	$0	$0	$0	$0

(1)	Appointed as director effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(2)	Solar Wind has accrued salary for Mr. Crabb for his services as an executive officer of Solar Wind for the year ended December 31, 2012 in the amount of $60,000 and the balance at December 31, 2012 amounted to $19,161.

(3)	Amount paid during the year ended December 31, 2012 amounted to $23,289 and $30,000 has been converted into a note payable during the year ended December 31, 2012.

Narrative to Summary Compensation Table and Director Compensation Table

During the year ended December 31, 2012, the Company provided no stock options, warrants, or stock appreciation rights.  On December 29, 2010, pursuant to the Merger, Solar Wind Energy, Inc. (f/k/a Clean Wind Energy, Inc.) became a wholly-owned subsidiary of the Company.  Solar Wind has employment agreements with its officers as described below.  Solar Wind has accrued salaries for all its executives from inception through December 31, 2012 and the balance amounted to $292,364 at December 31, 2012, net of issued convertible notes issued in December 2012 as part payment.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of March 25, 2013, the beneficial ownership of our common stock by:

(1)	each person or entity who is known by us to beneficially own more than five percent (5%) of our common stock;

(2)	each of our directors;

(3)	each Named Executive Officer; and

(4)	all of our directors and executive officers as a group.

Set forth below is certain information, as of March 25, 2013, with respect to each person (including any group as that term is used in section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock.  Unless otherwise indicated, the address of each beneficial owner is c/o Solar Wind Energy Tower Inc., 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 and the nature of beneficial ownership is direct.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Ronald W. Pickett	82,235,000	27.9%
Stephen Sadle	64,916,667	22.3%
Robert P. Crabb	14,400,000	5.0%

(1)	Based upon 290,758,136 shares of Common Stock outstanding as of March 25, 2013.

Security ownership of management

Set forth below is certain information, as of March 25, 2013, as to the Company’s Common Stock beneficially owned by all directors, each of the named executive officers, and directors and executive officers of the Company as a group. Unless otherwise indicated, all beneficial ownership is direct.

Name of Beneficial Owner	Title of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Ronald W. Pickett	President, Chief Executive Officer and Chairman	82,235,000	(3)	27.3%
Stephen Sadle	Chief Operating Officer and Director	64,916,667	(3)	21.8%
Robert P. Crabb	Secretary, Chief Marketing Officer and Director	14,400,000	(3)	4.9%
H. James Magnuson	Director	1,811,114	(2)	*
Arthur P. Dammarell	Director	525,500		*
Directors and executive officers as a group (6 persons)	---	163,888,281		54.0%

* Less than 1%.

(1)	Based upon 290,758,136 shares of Common Stock outstanding as of March 25, 2013.

(2)	Includes 1,368,891 shares held in trust for the benefit of Mr. Magnuson’s relatives. As trustee, Mr. Magnuson has the power to vote such shares, but disclaims any beneficial ownership in the shares.

(3)	Includes common shares issuable upon conversion of convertible notes payable of 10,000,000, 6,666,667 and 2,000,000 shares to Mr. Pickett, Mr. Sadle and Mr. Crabb, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 31, 2013, the Company entered into Securities Purchase Agreements with six accredited investors (the “2013 Investors”) providing for the sale by the Company to the 2013 Investors of Convertible Debentures (the "2013 Notes") in the aggregate amount of $239,000. In addition, as previously disclosed in the Form 8-K Current Report filed on January 3, 2013, Ronald W. Pickett, Stephen L. Sadle and Robert P. Crabb, officers and directors of the Company, converted accrued salary in the aggregate amount of $280,000 into the 2013 Notes resulting in a total offering of $519,000.   The financing closed on January 31, 2013.

The 2013 Notes mature December 31, 2014 (the "Maturity Date") and interest associated with the 2013 Notes is 8% per annum, which is payable on the Maturity Date.  The 2013 Notes are convertible into shares of common stock of the Company, at the 2013 Investors’ option, at a conversion price of $0.015.

As of the date of the 2013 Notes, the Company is obligated on the 2013 Notes issued to the holders in connection with the offering. The 2013 Notes are debt obligations arising other than in the ordinary course of business, which constitute direct financial obligations of the Company.

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

Indemnification Agreements

On March 30, 2011, the Company entered into Indemnification Agreements with directors Thomas Smith, H. James Magnuson and Arthur P. Dammarell, and executive Ronald Pickett, President and Chief Executive Officer and Chief Financial Officer.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

On December 29, 2010, pursuant to the Merger, Solar Wind Energy (f/k/a Clean Wind Energy) became a wholly-owned subsidiary of the Company.  Solar Wind Energy (f/k/a Clean Wind Energy) has employment agreements with its executive officers.  Each of the employment agreements was entered into on September 22, 2010 and amended on November 22, 2010.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed to us by RBSM LLP, our independent registered public accounting firm for professional services rendered during the fiscal years ended December 31, 2012 and 2011 are set forth below.

(1) Audit Fees

RBSM LLP (“RBSM”) has billed us audit fees of $50,000 and $45,600 during 2012 and 2011, respectively. These fees would relate to the audit of our annual consolidated financial statements and the review of the interim consolidated financial statements and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees

RBSM billed us audit-related fees in the aggregate amount of $6,100 and $13,300 during 2012 and 2011, respectively. These fees relate to the audit of our subsidiary, Solar Wind Energy’s (f/k/a Clean Wind Energy’s) September 30, 2010 financial statements and review of the Form 8-K and review of the Company’s registration statements filed with the SEC.

(3) Tax Fees

No fees of this sort were billed by RBSM during 2012 or 2011.

(4) All Other Fees

No fees of this sort were billed by RBSM during 2012 and 2011.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years ended December 31, 2012, 2011 and for the Period from July 26, 2010 (date of inception) through December 31, 2012

Consolidated Statements of Changes in Stockholders’ Deficit for the period from July 26, 2010 (date of inception) through ended December 31, 2012

Consolidated Statements of Cash Flows for Years ended December 31, 2012 and 2011 and for the Period from July 26, 2010 (date of inception) through December 31, 2012

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules.

Additional Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibits Index

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of December 29, 2010, by and among Superior Silver Mines, Inc., Superior Silver Mines Acquisition Corp., and Clean Wind Energy, Inc. (1)
2.2	Plan of Domestication of Superior Silver Mines, Inc., dated December 21, 2010 (1)
2.3	Nevada Articles of Domestication of Superior Silver Mines, Inc., dated December 27, 2010 (1)
2.4	Idaho Statement of Domestication of Superior Silver Mines, Inc., dated December 22, 2010 (1)
2.5 2.6	Articles of Merger by and between Clean Wind Energy Tower, Inc. and Superior Silver Mines, Inc. (2) Articles of Merger by and between Solar Wind Energy Tower Inc. and Clean Wind Energy Tower, Inc. (6)
3.1	Articles of Incorporation of Clean Wind Energy Tower, Inc. (1)
3.2	Amended Bylaws of Clean Wind Energy Tower, Inc. (3)
4.1 4.2 4.3	Form of Common Stock Certificate (4) Form of Securities Purchase Agreement entered with the 2013 Investors (5) Form of Convertible Debentures (5)
10.1	Letter Agreement between Clean Wind Energy, Inc. and Source Capital Group, Inc., dated November 22, 2010 (1)
10.2	Deed of Lease, dated December 1, 2010, by and between CKP One, LLC and Clean Wind Energy, Inc. (1)
10.3	Lease Agreement, dated October 20, 2010, and effective November 1, 2010, by and between Office Suites PLUS at Annapolis and Clean Wind Energy, Inc. (1)
10.4	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ronald Pickett, and Amendment dated November 22, 2010 (1)
10.5	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Stephen Sadle, and Amendment dated November 22, 2010 (1)
10.6	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Robert Crabb, and Amendment dated November 22, 2010 (1)
10.7	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and John W. Hanback, and Amendment dated November 22, 2010 (1)
10.8	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Itzhak Tepper, PE, and Amendment dated November 22, 2010 (1)
10.9	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ownkar Persaud, and Amendment dated November 22, 2010 (1)
10.10	Form of Director and Officer Indemnification Agreement (4)
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant (4)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett
32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 30, 2010 and incorporated herein by reference.
(2)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.
(3)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 28, 2010 and incorporated herein by reference.
(4)	Filed with the registrant's Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 12, 2011 and incorporated herein by reference.
(5)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on February 13, 2013 and incorporated herein by reference.
(6)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on March 11, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR WIND ENERGY TOWER INC. (f/k/a CLEAN WIND ENERGY TOWER, INC.)

Dated: April 1, 2013	By:	/s/ Ronald W. Pickett
Name: Ronald W. Pickett
President, Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2013	By:	/s/ Ronald W. Pickett
Name: Ronald W. Pickett
President, Chief Executive Officer (PEO), Director

Dated: April 1, 2013	By:	/s/ Robert P. Crabb
Name: Robert P. Crabb
Director

Dated: April 1, 2013	By:	/s/ Stephen L. Sadle
Name: Stephen L. Sadle
Director

Dated: April 1, 2013	By:	/s/ H. James Magnuson
Name: H. James Magnuson
Director

Dated: April 1, 2013	By:	/s/ Arthur P. Dammarell
Name: Arthur P. Dammarell
Director

Solar Wind Energy Tower Inc.

(f/k/a Clean Wind Energy Tower, Inc.)

(A Development Stage Company)

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and for the period from July 26, 2010 (date of inception) through December 31, 2012	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the period from July 26, 2010 (date of inception) through December 31, 2012	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and for the period from July 26, 2010 (date of inception) through December 31, 2012	F-8

Notes to Consolidated Financial Statements	F-9 to F-27

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Solar Wind Energy Tower, Inc.

We have audited the accompanying consolidated balance sheets of Solar Wind Energy Tower, Inc. (the “Company”), a development stage company as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2012 and for the period from July 26, 2010 (date of inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of Solar Wind Energy Tower, Inc. as of December 31, 2012 and 2011, and the consolidated results of operations, and cash flows for each of the two years in the period ended December 31, 2012 and for the period from July 26, 2010 (date of inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

April 1, 2013

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash	$13,761	$52,332
Total current assets	13,761	52,332

Property and equipment, net	6,764	11,244

Other assets:
Deposits	2,300	9,330

Total assets	$22,825	$72,906

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$211,487	$478,355
Accrued liabilities and expenses	486,596	627,650
Advances from stockholders/officers	185,000	5,000
Note payable	268,270	–
Convertible notes payable, net of unamortized debt discount of $123,525 and $57,778, respectively	68,975	52,222
Derivative liabilities	529,785	237,395
Total current liabilities	1,750,113	1,400,622

Long term debt:
Convertible notes payable, net of unamortized debt discount of $43,326	6,674	–
Convertible notes payable, related party, net of unamortized debt discount of $262,094	17,906	–
Total long term debt	24,580	–

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2012 and 2011	–	–
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 279,865,011 and 210,850,519 shares issued and outstanding as of December 31, 2012 and 2011, respectively	27,987	21,085
Common stock to be issued	420,000	480,000
Additional paid in capital	4,264,979	1,270,835
Accumulated deficit during development stage	(6,464,834)	(3,099,636)
Total stockholders' deficit	(1,751,868)	(1,327,716)

Total liabilities and stockholders' deficit	$22,825	$72,906

See the accompanying notes to the consolidated financial statements

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period
			From July 26, 2010
			(date of inception)
	For the years ended December 31,		Through
	2012	2011	December 31, 2012
OPERATING EXPENSES:
Research and development	180,916	362,850	617,325
Selling, general and administrative	2,021,555	1,713,895	4,500,048
Depreciation	4,480	2,197	6,677
Total operating expenses	2,206,951	2,078,942	5,124,050

Loss from operations	(2,206,951)	(2,078,942)	(5,124,050)

Other income (expense):
Interest expense	(545,451)	(182,929)	(728,380)
Loss on modification of debt	–	(88,849)	(88,849)
Loss on settlement of debt	(787,515)	–	(787,515)
Gain on change in fair value of derivative liabilities	174,719	89,241	263,960

Loss before provision for income taxes	(3,365,198)	(2,261,479)	(6,464,834)

Provision for income taxes (benefit)	–	–	–

NET LOSS	$(3,365,198)	$(2,261,479)	$(6,464,834)

Net loss per common share, basic and fully diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and fully diluted	244,446,234	226,844,313

See the accompanying notes to the consolidated financial statements

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Period From July 26, 2010 (date of inception) Through December 31, 2012

	Preferred stock		Common stock		Common to be Issued		Additional Paid In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, date of inception (July 26, 2010) adjusted for recapitalization	–	$–	20,955,199	$2,096	–	$–	$191,565	$–	$193,661
Recapitalization and direct costs resulting in reverse merger:
Shares to be issued to Solar Wind Energy's stockholders	–	–	–	–	300,000,000	30,000	–	–	30,000
Shares to be issued for consulting services rendered in connection with reverse merger	–	–	–	–	6,100,000	427,000	–	–	427,000
Net loss	–	–	–	–	–	–	–	(838,157)	(838,157)
Balance, December 31, 2010	–	–	20,955,199	2,096	306,100,000	457,000	191,565	(838,157)	(187,496)
Recapitalization and direct costs resulting in reverse merger:
Shares issued to Solar Wind Energy's stockholders	–	–	300,000,000	30,000	(300,000,000)	(30,000)	–	–	–
Shares issued for consulting services rendered in connection with reverse merger	–	–	100,000	10	(100,000)	(7,000)	6,990	–	–
Shares issued for consulting services rendered at $0.20 per share	–	–	100,000	10	–	–	19,990	–	20,000
Shares to be issued in connection with PPM Subscription at $0.10 per share	–	–	–	–	1,200,000	120,000	–	–	120,000
Shares issued in connection with PPM Subscription at $0.10 per share	–	–	1,200,000	120	(1,200,000)	(120,000)	119,880	–	–
Shares issued in connection with PPM Subscription at $0.10 per share	–	–	7,290,000	729	–	–	728,271	–	729,000
Accrued warrants to be issued referring brokers in connection with PPM Subscription at $0.10 per share	–	–	–	–	–	–	(29,400)	–	(29,400)
Subtotal	–	$–	329,645,199	$32,965	6,000,000	$420,000	$1,037,296	$(838,157)	$652,104

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Period From July 26, 2010 (date of inception) Through December 31, 2012

	Preferred stock		Common stock		Common to be Issued		Additional Paid In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance forward	–	$–	329,645,199	$32,965	6,000,000	$420,000	$1,037,296	$(838,157)	$652,104
Shares issued for consulting services rendered at $0.27 per share	–	–	24,422	2	–	–	6,591	–	6,593
Broker's finder’s fees paid in connection with PPM Subscription	–	–	–	–	–	–	(9,800)	–	(9,800)
Shares issued for consulting services rendered at $0.20 per share	–	–	13,787	1	–	–	2,756	–	2,757
Shares to be issued in connection with PPM Subscription at $0.10 per share	–	–	1,050,000	105	600,000	60,000	104,895	–	165,000
Shares issued for consulting services rendered at $0.12 per share	–	–	150,000	15	–	–	17,985	–	18,000
Shares issued for consulting services rendered at $0.12 per share	–	–	50,000	5	–	–	5,995	–	6,000
Shares forfeited and cancelled by some Solar Wind Energy's stockholders acquired in connection with the merger upon resignation	–	–	(120,600,000)	(12,060)	–	–	12,060	–	–
Shares issued for consulting services rendered at $0.18 per share	–	–	517,111	52	–	–	93,057	–	93,109
Net loss	–	–	–	–	–	–	–	(2,261,479)	(2,261,479)
Balance, December 31, 2011	–	$–	210,850,519	$21,085	6,600,000	$480,000	$1,270,835	$(3,099,636)	$(1,327,716)

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Period From July 26, 2010 (date of inception) Through December 31, 2012

	Preferred stock		Common stock		Common to be Issued		Additional Paid In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2011	–	$–	210,850,519	$21,085	6,600,000	$480,000	$1,270,835	$(3,099,636)	$(1,327,716)
Shares issued in connection with PPM Subscription at $0.10 per share	–	–	600,000	60	(600,000)	(60,000)	59,940	–	–
Shares issued for accrued expenses at $0.13 per share	–	–	261,556	26	–	–	34,441	–	34,467
Shares issued for future services	–	–	21,500,000	2,150	–	–	(2,150)		–
Shares issued for consulting services rendered	–	–	7,751,176	776	–	–	289,872	–	290,648
Sale of common stock at $0.10 per share	–	–	850,000	85	–	–	84,915		85,000
Shares issued in connection with the exercise of warrants at $0.10 per share	–	–	2,300,000	230	–	–	229,770	–	230,000
Shares issued in settlement of debt	–	–	35,751,760	3,575	–	–	1,221,595	–	1,225,170
Beneficial conversion feature reclassified to equity upon repayment of convertible notes	–	–	–	–	–	–	209,487	–	209,487
Stock based compensation	–	–	–	–	–	–	866,274	–	866,274
Net loss	–	–	–	–	–	–	–	(3,365,198)	(3,365,198)
Balance, December 31, 2012	–	$–	279,865,011	$27,987	6,000,000	$420,000	$4,264,979	$(6,464,834)	$(1,751,868)

See the accompanying notes to the consolidated financial statements

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			From July 26, 2010
			(date of inception)
	For the year ended December 31,		through
	2012	2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,365,198)	$(2,261,479)	$(6,464,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,480	2,197	6,677
Amortization of debt discounts	255,543	52,222	307,765
Amortization of financing costs	59,500	–	59,500
Non cash interest	172,116	127,787	299,903
Stock based compensation	1,156,921	146,459	1,730,380
Loss on settlement of debt	787,515	–	787,515
Loss on debt modification	–	88,849	88,849
Gain from change in fair value of derivative liabilities	(174,719)	(89,241)	(263,960)
Changes in operating assets and liabilities:
Prepaid expenses	–	29,697	–
Advances from stockholders/officers	10,000	(42,000)	15,000
Accounts payable and accrued expenses	216,271	701,898	1,292,876
Net cash used in operating activates	(877,571)	(1,243,611)	(2,140,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from reverse merger	–	–	223,586
Purchase of property and equipment	–	(13,441)	(13,441)
Payment of long term deposit	–	–	(9,330)
Net cash (used in) provided by investing activities	–	(13,441)	200,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's common stock	–	–	75
Proceeds from sale of common stock	85,000	1,004,200	1,089,200
Proceeds from exercise of warrants	230,000	–	230,000
Proceeds from issuance of note payable	301,500	–	301,500
Proceeds from issuance of convertible notes payable	332,500	110,000	442,500
Repayments of convertible notes payable	(110,000)	–	(110,000)
Net cash provided by financing activities	839,000	1,114,200	1,953,275

Net increase (decrease) in cash	(38,571)	(142,852)	13,761
Cash, beginning of period	52,332	195,184	–

Cash, end of period	$13,761	$52,332	$13,761

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$98,778	$–	$98,778
Income taxes paid	$–	$–	$–

Non cash investing and financing activities:
Accrued warrants to be issued referring brokers in connection with PPM subscription at $0.10 per share	$–	$–	$29,400
Shares forfeited and cancelled by some Solar Wind Energy's stockholders acquired in connection with the merger upon resignation	$–	$–	$12,060
Notes payable issued in settlement of accounts payable	$268,270	$–	$268,270
Convertible notes payable issued in settlement of accrued officer salaries	$280,000	$–	$280,000
Common stock issued in settlement of debt	$1,225,170	$–	$1,225,170

See the accompanying notes to the consolidated financial statements

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 – NATURE OF OPERATIONS

Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) (the “Company”, “we”, “us”, “our”) (formerly known as Superior Silver Mines, Inc.) was incorporated in the State of Idaho on January 22, 1962 as Superior Mines Company and then changed its name to Superior Silver Mines, Inc. The Company reincorporated as a Nevada corporation on December 27, 2010. The Company has been dormant for a number of years, and has no known mineral reserves.

On December 29, 2010, Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.), a Nevada corporation (the “Company” or "Solar Wind"), completed a reverse merger (the “Merger”) with Solar Wind Energy, Inc. (f/k/a Clean Wind Energy, Inc), a corporation formed under the laws of the State of Delaware on July 26, 2010 (“Solar Wind - Subsidiary”).  In connection with the Merger, the Company issued to the stockholders of Solar Wind - Subsidiary in exchange for their Solar Wind - Subsidiary Common Stock, the right to receive an aggregate of 300,000,000 shares of the Company’s Common Stock.  As a result of the reverse merger, Solar Wind - Subsidiary is now a wholly-owned subsidiary of the Company.

For accounting purposes, Solar Wind - Subsidiary was the surviving entity. The transaction was accounted for as a recapitalization of Solar Wind - Subsidiary pursuant to which Solar Wind - Subsidiary was treated as the surviving and continuing entity although the Company is the legal acquirer rather than a reverse acquisition.  Accordingly, the Company’s historical financial statements are those of Solar Wind - Subsidiary immediately following the consummation of the reverse merger. Also, going forward the business operations of Solar Wind - Subsidiary will become the Company’s principal business operations.

On January 21, 2011, the Company changed its name to Clean Wind Energy Tower, Inc. and on March 11, 2013, changed its name to Solar Wind Energy Tower Inc.  along with its wholly-owned subsidiary, a corporation formed under the laws of the State of Delaware, which changed its name from Clean Wind Energy, Inc. to Solar Wind Energy, Inc. In addition, effective January 24, 2011, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from SSVM.OB to CWET.OB and on March 11, 2013, in conjunction with our name change, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from CWET.OB to SWET.OB.

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

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants. Fully diluted shares as of December 31, 2012 and 2011 were 286,418,391 and 228,671,064, respectively.

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

Stock-based compensation expense in connection with stock granted to consultants in exchange for services rendered for the years ended December 31, 2012 and 2011 was $1,156,921 and $146,459, respectively.

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $180,916, $362,850 and $617,325 research and development costs for the years ended December 31, 2012, 2011 and for the period from July 26, 2010 (date of inception) through December 31, 2012, respectively. The company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. For the period from July 26, 2010 (date of inception) through December 31, 2012, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

NOTE 3 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $(3,365,198) for the year ended December 31, 2012, accumulated deficit of $(6,464,834) and total current liabilities in excess of current assets of $(1,736,352) as of December 31, 2012.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. During the year ended December 31, 2012, certain shareholders of the Company have committed to meeting operating expenses. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of December 31, 2012 and 2011 consist of the following:

	2012	2011
Accrued payroll	$292,365	$472,221
Accrued payroll taxes payable	18,330	18,330
Accrued stock purchase warrants	29,400	29,400
Accrued lawsuit (Note 6 below)	122,985	–
Accrued interest and other	23,516	107,699
Total	$486,596	$627,650

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 5 – ADVANCES FROM SHAREHOLDERS/OFFICERS

Advances from shareholders are comprised of the following:

	2012	2011
Cash advances	$15,000	$5,000
Fair value of common stock pledged as collateral by shareholder (see below)	170,000	–
Total	$185,000	$5,000

As described below, the Company issued a Secured Convertible Promissory Note on February 29, 2012. In connection with the issuance, a shareholder pledged 10,000,000 shares of the Company's common stock. On March 8, 2012, upon notice of default, the escrow agent transferred the pledged common shares to the note holder. The fair value of the common shares pledged was recorded as a related party obligation as of March 31, 2012 with a corresponding reduction in the carrying value of the Note Payable (see Note 6).

NOTE 6 – NOTE PAYABLE

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

On December 27, 2012, the Company was served with a Complaint in the matter of Hanover Holdings I, LLC filed with the Supreme Court of the State of New York, stipulating that Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) has yet to pay the remaining outstanding balance, related interest and penalties, as described the convertible promissory note and has failed to honor a notice of conversion issued by the note holder on or about September 7, 2012. Total claim amount is for $122,985.14. The Company does not believe any additional payments are due Hanover Holdings I, LLC and will vigorously defend its position. Upon receiving the Complaint, the Company reclassified the demanded amount of $122,985 to accrued expenses and recognized a gain on settlement of debt of $42,015.

 The original issue discount of $33,500 was charged as interest during the year ended December 31, 2012.

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On June 20, 2012, the Company issued three promissory notes payable in aggregate of $268,270 in settlement of outstanding accounts payable. The notes mature earlier of (1) one year from the date of issuance, (2) completion of any major financing event or events in which the Company receives aggregate proceeds of $2,000,000 or more, or (3) any liquidation or reorganization, merger or recapitalization of the Company, bear an interest rate of 8% per annum due at maturity and are unsecured.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	2012	2011
Convertible note payable, due April 30, 2012; net of unamortized debt discount of $19,333	$–	$25,667
Convertible note payable, due April 30, 2012; net of unamortized debt discount of $16,183	–	16,317
Convertible note payable, due July 5, 2012, net of unamortized debt discount of $22,262	–	10,238
Convertible note payable, due March 21, 2013, net of unamortized debt discount of $5,091	12,409	–
Convertible note payable, due July 11, 2013, net of unamortized debt discount of $26,301	23,699	–
Convertible note payable, due May 6, 2013, net of unamortized debt discount of $15,978	19,022	–
Convertible note payable, due October 3, 2013, net of unamortized debt discount of $18,904	6,096	–
Convertible note payable, due August 13, 2013, net of unamortized debt discount of $26,399	6,101
Convertible promissory notes, due December 31, 2014, net of unamortized debt discount of $43,326	6,674
Convertible promissory note, due September 19, 2013, net of unamortized debt discount of $30,852	1,648
Total	75,649	52,222
Less short term portion	(68,975)	(52,222)
Long term portion	$6,674	$–

On July 27, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $45,000 (the "Note"). The financing closed on August 8, 2011. The total net proceeds the Company received from this Offering on August 8, 2011 was $42,500.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 30, 2012. The Note is convertible into common stock, at Asher’s option, at a 42% discount (subsequently modified to 69% discount) to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 135% if prepaid 91 days following the closing through 120 days following the closing, (iii) 140% if prepaid 121 days following the closing through 151 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment. In connection to the debt modification, the Company recorded a loss on debt modification of $88,849 during the year ended December 31, 2011.

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

During the year ended December 31, 2012, the Company paid off the above described Note in full by cash.

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

During the year ended December 31, 2012, the Company paid off the above described Note in full by cash.

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

During the year ended December 31, 2012, the Company paid off the above described Note in full by cash.

On April 10, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $68,500 (the "Note"). The financing closed on April 18, 2012. The total net proceeds the Company received from this Offering was $65,500.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on January 12, 2013. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

During the year ended December 31, 2012, the Company issued an aggregate of 6,077,938 shares of its common stock in settlement of the convertible note payable and related interest.

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

During the year ended December 31, 2012, the Company issued an aggregate of 5,525,470 shares of its common stock in settlement of the convertible note payable and related interest.

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

During the year ended December 31, 2012, the Company issued an aggregate of 1,648,352 shares of its common stock in settlement of $15,000 of the outstanding convertible note payable. The remaining outstanding convertible note payable amounted to $17,500 at December 31, 2012.

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On July 25, 2012, the Company issued a Convertible Promissory Note (the “Note”) to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $275,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on July 25, 2012. JMJ provided $50,000 to the Company on the Effective Date. The net proceeds the Company received from this offering was $45,000.

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

On August 3, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $35,000 (the "Note"). The financing closed on August 3, 2012. The total net proceeds the Company received from this Offering was $30,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on May 6, 2013. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

On October 3, 2012, the Company issued a $25,000 Convertible Promissory Note (the “Note”) to JMJ Financial (“JMJ”) under the July 25, 2012 described transaction. The total proceeds the Company received from this offering was $22,500.

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

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On November 9, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note"). The financing closed on November 9, 2012. The total net proceeds the Company received from this Offering was $30,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on August 13, 2013. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

During the month of November 2012, the Company issued an aggregate of seven convertible promissory notes to investors in the aggregate principal amount of $50,000. The total net proceeds the Company received from this Offering was $50,000.

The convertible promissory notes bear interest at the rate of 8% per annum. All interest and principal must be repaid on December 31, 2014. The Note is convertible into common stock, at holders’ option, at a conversion rate of $0.015 per common share.

On December 17, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note"). The financing closed on December 17, 2012. The total net proceeds the Company received from this Offering was $30,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 19, 2013. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

The Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

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

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

At the inception of the 2012 Notes, the Company determined the aggregate fair value of $536,541 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 196.08% to 219.80%, (3) weighted average risk-free interest rate of 0.13 % to 0.19%, (4) expected life of 0.75 to 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.015 to $0.043 per share.

The determined fair value of the debt derivatives of $536,541 was charged as a debt discount up to the net proceeds of the note with the remainder $(172,116) charged to current period operations as non-cash interest expense.

At December 31, 2012, the Company marked to market the fair value of the debt derivatives and determined a fair value of $265,729. The Company recorded a gain from change in fair value of debt derivatives of $176,490 for the years ended December 31, 2012. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 200.41%, (3) weighted average risk-free interest rate of 0.11% to 0.25%, (4) expected life of 0.10 to 2.0 years, and (5) estimated fair value of the Company’s common stock of $0.0167 per share.

The charge of the amortization of debt discounts and costs for the years ended December 31, 2012 and 2011 was $255,352 and $52,222, respectively, which was accounted for as interest expense. Also, the Company has accrued interest expense of $17,857 as of December 31, 2012.

NOTE 8 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

During the month of December 2012, the Company issued an aggregate of $280,000 convertible promissory notes to officers and key employees in settlement of accrued salaries.

The convertible promissory notes bear interest at the rate of 8% per annum. All interest and principal must be repaid on December 31, 2014. The convertible promissory notes are convertible into common stock, at the holders’ option at $0.15 per common share.

Due to the nature of the notes described in Note 7 above, the Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the notes and to fair value as of each subsequent reporting date.

The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 200.41% to 200.80%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 2.0 years, and (5) estimated fair value of the Company’s common stock of $0.165 to $0.167 per share.

The determined fair value of the debt derivatives of $262,285 was charged as a debt discount up to the net proceeds of the note.

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

At December 31, 2012, the Company marked to market the fair value of the debt derivatives and determined a fair value of $264,056. The Company recorded a loss from change in fair value of debt derivatives of $1,771 for the years ended December 31, 2012. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 200.41%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 2.0 years, and (5) estimated fair value of the Company’s common stock of $0.0167 per share.

The charge of the amortization of debt discounts and costs for the year ended December 31, 2012 was $191, which was accounted for as interest expense. Also, the Company has accrued interest expense of $33 as of December 31, 2012.

NOTE 9 – DERIVATIVE LIABILITIES

During 2011 and 2012, the Company issued an aggregate of $110,000 and $651,000 Convertible Promissory Notes that mature from April 30, 2012 to December 31, 2014, respectively. The Notes bear various interest rates and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rates of 30% to 69% discount to the market price of the lowest three trading prices of the Company’s common shares during the ten-day period ending one trading day prior to the date of the conversion.

The Company has identified the embedded derivatives related to the convertible notes. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of notes and to fair value as of each subsequent reporting date.

At the inception of the notes in 2012 and 2011, the Company determined the aggregate fair value of $798,826 and $237,787 of embedded derivatives, respectively. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 196.08% to 221.52%, (3) weighted average risk-free interest rate of 0.05 to 0.20%, (4) expected life of 0.67 to 2.00 year, and (5) estimated fair value of the Company’s common stock of $0.0165 to $0.20 per share.

The determined fair value of the debt derivatives at the inception date in 2012 and 2011 of $798,826 of $237,787 was charged as a debt discount up to the net proceeds of the note with the remainder $(172,116) and $(127,787) charged to the operations during 2012 and 2011 as non-cash interest expense, respectively.

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

As of March 9, 2012, the Company paid all outstanding 2011 Notes. At the dates of note payoffs, the Company marked to market the fair value of the debt derivatives and determined a fair value of $209,487. The Company recorded a gain from change in fair value of debt derivatives of $27,908. The fair value of the embedded derivatives of $209,487 were transferred to equity at the date of note(s) liquidation.

The fair value of the embedded derivatives at March 9, 2012 was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 192.54 to 192.77%, (3) weighted average risk-free interest rate of 0.08 to 0.06%, (4) expected life of 0.23 to 0.32 year, and (5) estimated fair value of the Company’s common stock of $0.181 to $0.313 per share.

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

At December 31, 2012, the Company marked to market the fair value of the debt derivatives and determined a fair value of $529,785. The Company recorded a gain from change in fair value of debt derivatives of $174,719 for the years ended December 31, 2012. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 200.41%, (3) weighted average risk-free interest rate of 0.11% to 0.25%, (4) expected life of 0.10 to 2.0 years, and (5) estimated fair value of the Company’s common stock of $0.0167 per share.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company leases a suite of offices and shared support services at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 month to month basis.

Rental expenses charged to operations for the year ended December 31, 2012 was $71,366.

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

On December 29, 2010, pursuant to the Merger, Solar Wind Energy, Inc. (f/k/a Clean Wind Energy, Inc.) became a wholly-owned subsidiary of the Company. Solar Wind has employment agreements with its executive officers. Each of the employment agreements was entered into on September 22, 2010 and amended on November 22, 2010.

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

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Litigation

Hanover Holdings I, LLC vs Solar Wind Energy Tower Inc.(f/k/a Clean Wind Energy Tower, Inc.)

On December 27, 2012, we were served with a Complaint in the matter of Hanover Holdings I, LLC filed with the Supreme Court of the State of New York, stipulating that Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) has yet to pay the remaining outstanding balance, related interest and penalties, as described in a convertible promissory note issued by Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) to the benefit of Hanover Holdings I, LLC. on February 29, 2012 and has failed to honor a notice of conversion issued by Hanover Holdings I, LLC on or about September 7, 2012. Total claim amount is for $122,985. The Company does not believe any additional payments are due to Hanover Holdings I, LLC and will vigorously defend its position.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not party to any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of December 31, 2012 and 2011, the Company did not have any preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2012 and 2011, the Company has 279,865,011 and 210,850,519, respectively, shares of common stock issued and outstanding.

During the years ended December 31, 2012, the Company issued an aggregate of 261,556 shares of common stock for accrued expenses of $34,467.

During the year ended December 31, 2012, the Company issued an aggregate of 21,500,000 shares of common stock for future services of $1,745,690. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the year ended December 31, 2012, the Company recorded $866,274 as stock based compensation.

During the year ended December 31, 2012, the Company issued an aggregate of 7,751,176 shares of common stock for services rendered of $290,647.

During the year ended December 31, 2012, the Company issued an aggregate of 22,500,000 shares of common stock in settlement of $150,000 previous incurred payables. In connection with the issuance, the Company recorded a loss on settlement of debt of $822,500.

During the year ended December 31, 2012, the Company issued an aggregate of 13,251,760 shares of common stock in settlement of $126,000 of convertible notes payable and related accrued interest.

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

During the year ended December 31, 2012, the Company issued an aggregate of 600,000 shares of common stock for common stock subscriptions for $60,000 proceeds, which received in 2011 and 2,300,000 shares of common stock for in connection with a warrant agreement entered into on January 12, 2012 for $230,000.

During the year ended December 31, 2012, the Company issued 850,000 of common stock for net proceeds of $85,000.

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

During the year ended December 31, 2011, the Company issued 300,000,000 shares of common stock to the shareholders of its Subsidiary, Solar Wind Energy, Inc. (f/k/a Clean Wind Energy, Inc.) pursuant to the Merger on December 29, 2010, in exchange for their Solar Wind Energy, Inc. (f/k/a Clean Wind Energy, Inc.) Common Stock. These issuances of shares were made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder.

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

On December 29, 2010, the Company agreed to issue to Source Capital 6,000,000 shares for providing financial advisory services to Solar Wind in connection with the Merger and for on-going financial services. These shares have not been issued as of December 31, 2012 and the shares to be issued were made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder.

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

On December 31, 2012, Warrant Agreement expired.

NOTE 12 – INCOME TAXES

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

For the period from July 26, 2010 (date of inception) through December 31, 2012, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $3,455,000, which expiring through the year of 2032. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) for the years ended December 31, 2012 and 2011 consists of the following:

	2012	2011
Federal:
Current	$–	$–
Deferred	1,209,000	821,450
	1,209,000	821,450
State and local:
Current	–	–
Deferred	187,000	127,000
	187,000	127,000

Change in valuation allowance	(1,396,000)	(948,450)

Income tax provision (benefit)	$–	$–

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the year ended December 31, 2012 and 2011as follows:

December 31, 2012 and 2011
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

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2012	2011
Deferred tax assets (liabilities):
Stock based compensation issued and to be issued for services rendered	$1,157,000	$231,500
Net operating loss carry forward	1,108,000	716,950
Less: valuation allowance	(2,265,000)	(948,450)
Net deferred tax asset	$–	$–

The Company has not yet filed its tax returns for the period from July 26, 2010 (date of inception) through December 31, 2012.

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

NOTE 13 – FAIR VALUE MEASUREMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–

Derivative liabilities	$–	$–	$529,785	$529,785
Total	$–	$–	$529,785	$529,785

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the nine months ended December 31, 2012.

Years ended December 31, 2012 and 2011:

Derivative Liability
Balance, December 31, 2010	$–

Transfers in upon initial fair value of derivative liability	237,787
Adjustment for debt modification	88,849
Mark-to-market at December 31, 2011	(89,241)

Balance, December 31, 2011	$237,395

Transfers in (out) at mark-market value on date of payoff or conversion	(331,717)

Transfers in upon initial fair value of derivative liability	798,826

Gain from change in fair value of derivative liability	(174,719)

Balance, December 31, 2012	$529,785

Total gain for the period included in earnings relating to the liabilities held at December 31, 2012	$174,719

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

SOLAR WIND ENERGY TOWER INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 14 – SUBSEQUENT EVENTS

Subsequent issuances of common stock

In January 2013, the Company issued an aggregate of 4,021,505 shares of common stock in settlement of $35,280 outstanding notes payable

In February 2013, the Company issued an aggregate of 6,590,067 shares of common stock in settlement of $68,660 outstanding notes payable

In February 2013, the Company issued an aggregate of 281,553 shares of common stock for services rendered of $5,597.

Subsequent financing

During the month of January 2013, the Company issued an aggregate of two convertible promissory notes to investors in the aggregate principal amount of $19,000. The total net proceeds the Company received from this Offering was $14,000.

The convertible promissory notes bear interest at the rate of 8% per annum. All interest and principal must be repaid on December 31, 2014. The Note is convertible into common stock, at holders’ option, at a conversion rate of $0.015 per common share.

On January 25, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note"). The financing closed on January 25, 2013. The total net proceeds the Company received from this Offering was $30,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 29, 2013. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

