Form 10-Q
period 2013-03-31
SOLAR WIND ENERGY TOWER, INC.
filed 2013-05-13
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 297,087,778 shares of Common Stock ($0.0001 par value) as of May 13, 2013.

Solar Wind Energy Tower, Inc.

(f/k/a Clean Wind Energy Tower, Inc.)

(A Development Stage Company)

FORM 10-Q for the Quarter Ended March 31, 2013

Index

Page

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets: March 31, 2013 (unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Operations: For the three months ended March 31, 2013 and 2012 and for the period from July 26, 2010 (date of inception) through March 31, 2013 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Deficit For the three months ended March 31, 2013 (unaudited)	5

Condensed Consolidated Statements of Cash Flows: For the three months ended March 31, 2013 and 2012 and for the period from July 26, 2010 (date of inception) through March 31, 2013 (unaudited)	6

Notes to Condensed Consolidated Financial Statements: March 31, 2013 (Unaudited)	7

Item 2. Management’s Discussion and Analysis	17

Item 3. Quantitative and Qualitative Disclosures About Material Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	26

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAR WIND ENERGY TOWER, INC.

(Formerly known as Clean Wind Energy Tower, Inc.)

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$25,369	$13,761
Total current assets	25,369	13,761

Property and equipment, net	5,644	6,764

Other assets:
Deposits	2,300	2,300

Total assets	$33,313	$22,825

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$205,648	$211,487
Accrued liabilities and expenses	548,875	486,596
Advances from stockholders/officers	170,000	185,000
Note payable	268,270	268,270
Convertible notes payable, net of unamortized debt discount of $209,137 and $123,525, respectively	65,242	68,975
Derivative liabilities	1,928,457	529,785
Total current liabilities	3,186,492	1,750,113

Long term debt:
Convertible notes payable, net of unamortized debt discount of $209,137 and $43,326, respectively	29,863	6,674
Convertible notes payable, related party, net of unamortized debt discount of $229,781 and $262,094, respectively	50,219	17,906
Total long term debt	80,082	24,580

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2013 and December 31, 2012	–	–
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 290,758,136 and 279,865,011 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	29,076	27,987
Common stock to be issued	420,000	420,000
Additional paid in capital	4,558,579	4,264,979
Accumulated deficit during development stage	(8,240,916)	(6,464,834)
Total stockholders' deficit	(3,233,261)	(1,751,868)

Total liabilities and stockholders' deficit	$33,313	$22,825

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

(Formerly known as Clean Wind Energy Tower, Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			For the period
			From July 26, 2010
			(date of inception)
	For the three months ended March 31,		through
	2013	2012	March 31, 2013
OPERATING EXPENSES:
Research and development	$13,893	$15,083	$631,218
Selling, general and administrative	395,129	493,270	4,895,177
Depreciation	1,120	1,120	7,797
Total operating expenses	410,142	509,473	5,534,192

Loss from operations	(410,142)	(509,473)	(5,534,192)

Other income (expense):
Interest expense	(255,800)	(302,722)	(984,180)
Loss on modification of debt	–	–	(88,849)
Loss on settlement of debt	–	–	(787,515)
(Loss) gain on change in fair value of derivative liabilities	(1,110,140)	27,908	(846,180)

Loss before provision for income taxes	(1,776,082)	(784,287)	(8,240,916)

Provision for income taxes (benefit)	–	–	–

NET LOSS	$(1,776,082)	$(784,287)	$(8,240,916)

Net loss per common share, basic and fully diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and fully diluted	286,690,839	221,553,845

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

(Formerly known as Clean Wind Energy Tower, Inc.)

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2013

(unaudited)

							Additional	Deficit Accumulated During
	Preferred stock		Common stock		Common to be Issued		Paid In	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2012	–	$–	279,865,011	$27,987	6,000,000	$420,000	$4,264,979	$(6,464,834)	$(1,751,868)
Shares issued for consulting services rendered	–	–	281,553	28	–	–	5,568	–	5,596
Shares issued in settlement of debt	–	–	10,611,572	1,061	–	–	177,804	–	178,865
Stock based compensation	–	–	–	–	–	–	110,228	–	110,228
Net loss	–	–	–	–	–	–	–	(1,776,082)	(1,776,082)
Balance, March 31, 2013	–	$–	290,758,136	$29,076	6,000,000	$420,000	$4,558,579	$(8,240,916)	$(3,233,261)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

(Formerly known as Clean Wind Energy Tower, Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			For the period
			From July 26, 2010
			(date of inception)
	For the three months ended March 31,		through
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,776,082)	$(784,287)	$(8,240,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,120	1,120	7,797
Amortization of debt discounts	136,560	57,778	444,325
Amortization of financing costs	7,500	41,000	67,000
Non cash interest	94,805	–	394,708
Stock based compensation	115,824	297,928	1,846,204
Loss on settlement of debt	–	–	787,515
Loss on debt modification	–	–	88,849
Gain (loss) from change in fair value of derivative liabilities	1,110,141	(27,908)	846,181
Changes in operating assets and liabilities:
Advances from stockholders/officers	(15,000)	–	–
Accounts payable and accrued expenses	72,740	(38,417)	1,365,616
Net cash used in operating activities	(252,392)	(452,786)	(2,392,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from reverse merger	–	–	223,586
Purchase of property and equipment	–	–	(13,441)
Payment of long term deposit	–	–	(9,330)
Net cash provided by investing activities	–	–	200,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's common stock	–	–	75
Proceeds from sale of common stock	–	85,000	1,089,200
Proceeds from exercise of warrants	–	230,000	230,000
Proceeds from issuance of note payable	–	294,000	301,500
Proceeds from issuance of convertible notes payable	264,000	–	706,500
Repayments of convertible notes payable	–	(110,000)	(110,000)
Net cash provided by financing activities	264,000	499,000	2,217,275

Net increase in cash	11,608	46,214	25,369
Cash, beginning of period	13,761	52,332	–

Cash, end of period	$25,369	$98,546	$25,369

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$–	$98,778	$98,778
Income taxes paid	$–	$–	$–

Non cash investing and financing activities:
Accrued warrants to be issued to referring brokers in connection with PPM subscription at $0.10 per share	$–	$–	$29,400
Shares forfeited and cancelled by some Solar Wind Energy's stockholders acquired in connection with the merger upon resignation	$–	$–	$12,060
Notes payable issued in settlement of accounts payable	$–	$–	$268,270
Convertible notes payable issued in settlement of accrued officer salaries	$–	$–	$280,000
Common stock issued in settlement of debt	$178,865	$–	$1,404,035

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business and Basis of Presentation

Solar Wind Energy Tower, Inc. (f/k/a Clean Wind Energy Tower, Inc.) (the “Company,” “we,” “our,” “us”), formerly known as Superior Silver Mines, Inc., was incorporated in the State of Idaho on January 22, 1962 as Superior Mines Company and then changed its name to Superior Silver Mines, Inc.  The Company reincorporated as a Nevada corporation on December 27, 2010.  The Company has been dormant for a number of years, and has no known mineral reserves.

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

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $1,776,082 and $784,287 for the three month periods ended March 31, 2013 and 2012, respectively, accumulated deficit of $8,240,916 and total current liabilities in excess of current assets of $3,161,123 as of March 31, 2013.

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

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes. Fully diluted shares as of March 31, 2013 and 2011 were 352,069,509 and 221,553,845, respectively.

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $13,893 and $15,083 for the three months ended March 31, 2013 and 2012, respectively; and $631,218 research and development costs from July 26, 2010 (date of inception) through March 31, 2013. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

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

Stock-based compensation expense in connection with stock granted to consultants in exchange for services rendered for the three months ended March 31, 2013 and 2012 was $115,824 and $297,928, respectively and $1,846,204 from July 26, 2010 (date of inception) through March 31, 2013.

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has reset provisions to the exercise price if the Company issues equity or a right to receive equity, at a price less than the exercise prices.

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. For the period from July 26, 2010 (date of inception) through March 31, 2013, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

NOTE 2 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012
Accrued payroll	$347,508	$292,365
Accrued payroll taxes payable	18,330	18,330
Accrued stock purchase warrants	29,400	29,400
Accrued lawsuit (Note 10 below)	122,985	122,985
Accrued interest and other	30,652	23,516
Total	$548,875	$486,596

NOTE 3 – ADVANCES FROM SHAREHOLDERS/OFFICERS

Advances from shareholders are comprised of the following:

	March 31, 2013	December 31, 2012
Cash advances	$–	$15,000
Fair value of common stock pledged as collateral by shareholder (see below)	170,000	170,000
Total	$170,000	$185,000

The Company issued a Secured Convertible Promissory Note on February 29, 2012. In connection with the issuance, a shareholder pledged 10,000,000 shares of the Company's common stock. On March 8, 2012, upon notice of default, the escrow agent transferred the pledged common shares to the note holder. The fair value of the common shares pledged was recorded as a related party obligation as of March 31, 2012 with a corresponding reduction in the carrying value of the Note Payable.

NOTE 4 – NOTE PAYABLE

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

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	March 31, 2013	December 31, 2012
Convertible note payable, due March 21, 2013, net of unamortized debt discount of $5,091	$–	$12,409
Convertible note payable, due July 11, 2013, net of unamortized debt discount and OID of $7,428 and $26,301, respectively	8,652	23,699
Convertible note payable, due May 6, 2013, net of unamortized debt discount of $15,978	–	19,022
Convertible note payable, due October 3, 2013, net of unamortized debt discount and OID of $15,415 and $18,904, respectively	14,835	6,096
Convertible note payable, due August 13, 2013, net of unamortized debt discount of $15,839 and $26,399, respectively	16,661	6,101
Convertible promissory notes, due December 31, 2014, net of unamortized debt discount of $209,137 and $43,326, respectively	29,863	6,674
Convertible note payable, due September 19, 2013, net of unamortized debt discount of $20,254 and $30,852, respectively	12,246	1,648
Convertible note payable, due January 31, 2014, net of unamortized debt discount and OID of $25,360	4,890	–
Convertible note payable, due October 29, 2013, net of unamortized debt discount of $24,874	7,626	–
Convertible note payable, due March 27, 2014, net of unamortized debt discount and OID of $29,918	332
Total	95,105	75,649
Less short term portion	(65,242)	(68,975)
Long term portion	$29,863	$6,674

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

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

On January 31, 2013, the Company issued a $25,000 Convertible Promissory Note (the “Note”) to JMJ Financial (“JMJ”) under the July 25, 2012 described transaction. The total proceeds the Company received from this offering was $22,500.

On March 27, 2013, the Company issued a $25,000 Convertible Promissory Note (the “Note”) to JMJ Financial (“JMJ”) under the July 25, 2012 described transaction. The total proceeds the Company received from this offering was $22,500.

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

The JMJ Notes bear interest at 0% for the first 60 days and a one-time interest charge of 10% will be applied to the Principal Sum thereafter.

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

During the month of January 2013, the Company issued an aggregate of seven convertible promissory notes to investors in the aggregate principal amount of $189,000. The total net proceeds the Company received from this Offering was $189,000.

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

At the inception of the 2013 Notes, the Company determined the aggregate fair value of $366,676 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 199.53% to 203.63%, (3) weighted average risk-free interest rate of 0.14 % to 0.28%, (4) expected life of 0.76 to 1.95 years, and (5) estimated fair value of the Company’s common stock of $0.019 to $0.0251 per share.

The determined fair value of the debt derivatives of $366,676 was charged as a debt discount up to the net proceeds of the note with the remainder $94,805 charged to current period operations as non-cash interest expense.

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

At March 31, 2013, the Company marked to market the fair value of the debt derivatives and determined a fair value of $1,928,457. The Company recorded a loss from change in fair value of debt derivatives of $1,110,141 for the three months ended March 31, 2013. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 201.81%, (3) weighted average risk-free interest rate of 0.11% to 0.25%, (4) expected life of 0.28 to 1.75 years, and (5) estimated fair value of the Company’s common stock of $0.034 per share.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2013 and 2012 was $104,247 and $57,778, respectively, which was accounted for as interest expense. Also, the Company has accrued interest expense of $8,071 as of March 31, 2013.

During the three months ended March 31, 2013, the Company issued an aggregate of 10,611,572 shares of its common stock in settlement of the convertible note payable and related interest.

NOTE 6 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

During 2012, the Company issued an aggregate of $280,000 convertible promissory notes to officers and key employees in settlement of accrued salaries.

The convertible promissory notes bear interest at the rate of 8% per annum. All interest and principal must be repaid on December 31, 2014. The convertible promissory notes are convertible into common stock, at the holders’ option at $0.15 per common share.

Due to the nature of the notes described in Note 6 above, the Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and the uncertainty of sufficient authorized shares to meet possible conversion demands. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the notes and to fair value as of each subsequent reporting date.

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

At March 31, 2013, the Company marked to market the fair value of the debt derivatives and determined a fair value of $560,670. The Company recorded a loss from change in fair value of debt derivatives of $296,614 for the three months ended March 31, 2013. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 201.81%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 1.75 years, and (5) estimated fair value of the Company’s common stock of $0.034 per share.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2013 was $32,313, which was accounted for as interest expense. Also, the Company has accrued interest expense of $2,992 as of March 31, 2013.

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

NOTE 7 – DERIVATIVE LIABILITIES

As described in Notes 6 and 7 above, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date. Refer to Notes 6 and 7 for assumptions used to determine fair values.

NOTE 8 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of March 31, 2013 and December 31, 2012, the Company did not have any preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2013 and December 31, 2012, the Company has 290,758,136 and 279,865,011, respectively, shares of common stock issued and outstanding.

During the three months ended March 31, 2013, the Company issued an aggregate of 281,553 shares of common stock for services rendered of $5,596.

In 2012, the Company issued an aggregate of 21,500,000 shares of common stock for future services of $1,745,690. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three months ended March 31, 2013, the Company recorded $110,228 as stock based compensation.

NOTE 9 – CONTINGENCIES

Litigation

Hanover Holdings I, LLC vs Solar Wind Energy Tower Inc.(f/k/a Clean Wind Energy Tower, Inc.)

On December 27, 2012, we were served with a Complaint in the matter of Hanover Holdings I, LLC filed with the Supreme Court of the State of New York, stipulating that Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) has yet to pay the remaining outstanding balance, related interest and penalties, as described in a convertible promissory note issued by Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) to the benefit of Hanover Holdings I, LLC on February 29, 2012 and has failed to honor a notice of conversion issued by Hanover Holdings I, LLC on or about September 7, 2012. Total claim amount is for $122,985. The Company does not believe any additional payments are due to Hanover Holdings I, LLC and will vigorously defend its position.

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

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

NOTE 10 – FAIR VALUE MEASUREMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–

Derivative liabilities	$–	$–	$1,928,457	$1,928,457
Total	$–	$–	$1,928,457	$1,928,457

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended March 31, 2013.

Three months ended March 31, 2013:

Derivative Liability
Balance, December 31, 2012	$529,785

Transfers in (out) at mark-market value on date of payoff or conversion	(78,144)

Transfers in upon initial fair value of derivative liability	366,676

Loss from change in fair value of derivative liability	1,110,140

Balance, March 31, 2013	$1,928,457

Total loss for the period included in earnings relating to the liabilities held at March 31, 2013	$(1,110,140)

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Subsequent issuances of common stock

In April 2013, the Company issued an aggregate of 4,424,623 shares of common stock for services rendered of $107,231.

In April 2013, the Company issued 1,821,429 shares of common stock in settlement of $12,750 outstanding notes payable.

In May 2013, the Company issued 83,590 shares of common stock for payment for services rendered of $1,898.

Subsequent financing

On March 25, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note"). The financing closed on April 1, 2013. The total net proceeds the Company received from this Offering was $30,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on December 27, 2013. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended March 31, 2013, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2012 filed on April 1, 2013.

Solar Wind Energy Tower, Inc. (f/k/a Clean Wind Energy Tower, Inc.) (the “Company,” “we,” “our,” “us”), formerly known as Superior Silver Mines, Inc., was incorporated in the State of Idaho on January 22, 1962 as Superior Mines Company and then changed its name to Superior Silver Mines, Inc.  The Company reincorporated as a Nevada corporation on December 27, 2010.  The Company has been dormant for a number of years, and has no known mineral reserves.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  For the period from July 26, 2010 (date of inception) through March 31, 2013, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

Accounting for Derivatives

In 2012 and 2013, we issued convertible notes payable that contained certain conversion features which we identified as embedded derivatives. Therefore, in accordance with ASC 815-40, we reclassified the fair value of the conversion feature from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, we are required to adjust to fair value the derivative as an adjustment to current period operations.

New Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 as compared to three months ended March 31, 2012

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended March 31, 2013, research and development costs were $13,893 compared to $15,083 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended March 31, 2013, selling, general and administrative expenses were $395,129 as compared to $493,270 for the same period last year, a 20% decrease. The primary decrease is due to non-cash stock based compensation issued for services of $297,928 for the three months ended March 31, 2012 as compared to $115,824 for the three months ended March 31, 2013.

Depreciation

Depreciation expense for the three months ended March 31,2013 was $1,120 as compared to $1,120 for the same period last year.

Other income (expense)

Interest expense

Interest expense for the three months ended March 31, 2013 was $255,800 compared to $302,722 for the same period last year. In the current period, we incurred $136,560 non-cash debt discount amortization and $94,805 in non-cash interest expense on issued convertible debt as compared to $57,778 and nil, respectively for the same period last year.

(Loss) gain on change in fair value of derivative liabilities

During 2012 and 2013, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations.  This resulted in a net loss of $1,110,141 and a gain of $27,908 on change in fair value of derivative liabilities for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit increased by $1,424,771 during the three months ended March 31, 2013 from a working capital deficit (current liabilities in excess of current assets) of $1,736,352 at December 31, 2012 to a working capital deficit of $3,161,123 at March 31, 2013. The increase in working capital deficit for the three months ended March 31, 2013 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net increase from working capital by $11,608 for the three months ended March 31, 2013. The most significant uses and proceeds of cash were:

o	Approximately $252,000 of cash consumed in operating activities;

o	Proceeds of $189,000 from issuance of Private Placement Memorandum Subscription for the Company’s Common stock;

o	Proceeds of $75,000 from issuance of notes payable

Total current assets of $25,369 and $13,761 as of March 31, 2013 and December 31, 2012, respectively, cash represented all.

Proceeds from issuance of note payable

During the three months ended March 31, 2013, the Company received net proceeds of $75,000 from issuance of notes payable.

Proceeds from the issuance of convertible promissory note

During the three months ended March 31, 2013, the Company received a net amount of $189,000 from the issuance of Convertible Promissory Notes.

Cashflow analysis

Cash used in operations was $252,392 during the three month period ended March 31, 2013. During the three month period ended March 31, 2013, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

We did not utilize cash for investing activities.

Cash provided from financing activities was a total net proceeds of $264,000 from the issuance of Convertible Notes Payable and Convertible Promissory Notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $1,776,082 for the three month period ended March 31, 2013, accumulated deficit of $8,240,916 and total current liabilities in excess of current assets of $3,161,123 as of March 31, 2013.

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

Number of Employees

As of March 31, 2013, the Company had 3 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3. Quantative and Qualitative Disclosures About Material Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

As of March 31, 2013, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 1. Legal Proceedings.

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

Since inception through March 31, 2013, the Company has incurred cumulative losses of $8,240,916 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 1, 2013, our independent auditors stated that our financial statements for the year ended December 31, 2012 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our net losses and deficits in cash flows. We continue to experience net operating losses since the Company is still in a development stage. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals. If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern and our stockholders may lose their entire investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, the Company issued an aggregate of 281,553 shares of common stock for services rendered of $5,596.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of December 29, 2010, by and among Superior Silver Mines, Inc., Superior Silver Mines Acquisition Corp., and Clean Wind Energy, Inc. (1)
2.2	Plan of Domestication of Superior Silver Mines, Inc., dated December 21, 2010 (1)
2.3	Nevada Articles of Domestication of Superior Silver Mines, Inc., dated December 27, 2010 (1)
2.4	Idaho Statement of Domestication of Superior Silver Mines, Inc., dated December 22, 2010 (1)
2.5	Articles of Merger by and between Clean Wind Energy Tower, Inc. and Superior Silver Mines, Inc. (2)
3.1	Articles of Incorporation of Clean Wind Energy Tower, Inc. (1)
3.2	Amended Bylaws of Clean Wind Energy Tower, Inc. (3)
4.1	Form of Common Stock Certificate (4)
10.1	Letter Agreement between Clean Wind Energy, Inc. and Source Capital Group, Inc., dated November 22, 2010 (1)
10.2	Deed of Lease, dated December 1, 2010, by and between CKP One, LLC and Clean Wind Energy, Inc. (1)
10.3	Lease Agreement, dated October 20, 2010, and effective November 1, 2010, by and between Office Suites PLUS at Annapolis and Clean Wind Energy, Inc. (1)
10.4	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ronald Pickett, and Amendment dated November 22, 2010 (1)
10.5	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Stephen Sadle, and Amendment dated November 22, 2010 (1)
10.6	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Robert Crabb, and Amendment dated November 22, 2010 (1)
10.7	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and John W. Hanback, and Amendment dated November 22, 2010 (1)
10.8	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Itzhak Tepper, PE, and Amendment dated November 22, 2010 (1)
10.9	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ownkar Persaud, and Amendment dated November 22, 2010 (1)
10.10	Form of Director and Officer Indemnification Agreement (4)
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant (4)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett (President/Chief Executive Officer)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett (Chief Financial Officer)
32.1	Certification of Ronald W. Pickett (President/Chief Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ronald W. Pickett (Chief Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Temporary Hardship Exemption
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

_______

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

(1)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 30, 2010 and incorporated herein by reference.
(2)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.
(3)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 28, 2010 and incorporated herein by reference.
(4)	Filed with the registrant's Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 12, 2011 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clean Wind Energy Tower, Inc. Registrant

Date: May 13, 2013	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive Officer (Principal Executive Officer) and Principal Accounting and Financial Officer

