Form 10-Q
period 2013-06-30
SOLAR WIND ENERGY TOWER, INC.
filed 2013-08-05
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 305,393,964 shares of Common Stock ($0.0001 par value) as of August 5, 2013.

Solar Wind Energy Tower, Inc.

(f/k/a Clean Wind Energy Tower, Inc.)

(A Development Stage Company)

FORM 10-Q for the Quarter Ended June 30, 2013

Index

Page

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets: June 30, 2013 (unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Operations: For the three and six months ended June 30, 2013 and 2012 and for the period from July 26, 2010 (date of inception) through June 30, 2013 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Deficit For the six months ended June 30, 2013 (unaudited)	5

Condensed Consolidated Statements of Cash Flows: For the six months ended June 30, 2013 and 2012 and for the period from July 26, 2010 (date of inception) through June 30, 2013 (unaudited)	6

Notes to Condensed Consolidated Financial Statements: June 30, 2013 (Unaudited)	7

Item 2. Management’s Discussion and Analysis	19

Item 3. Quantitative and Qualitative Disclosures About Material Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION	27

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other Information	27

Item 6. Exhibits	28

Signatures	29

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAR WIND ENERGY TOWER, INC.

(Formerly known as Clean Wind Energy Tower, Inc.)

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$47,253	$13,761
Total current assets	47,253	13,761

Property and equipment, net	4,524	6,764

Other assets:
Deposits	2,300	2,300

Total assets	$54,077	$22,825

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$166,940	$211,487
Accrued liabilities and expenses	614,754	486,596
Advances from stockholders/officers	170,000	185,000
Notes payable, net of debt discounts	347,808	268,270
Convertible notes payable, net of unamortized debt discount of $205,011 and $123,525, respectively	99,069	68,975
Derivative liabilities	1,013,102	529,785
Total current liabilities	2,411,673	1,750,113

Long term debt:
Convertible notes payable, net of unamortized debt discount of $287,442 and $43,326, respectively	66,558	6,674
Convertible notes payable, related party, net of unamortized debt discount of $197,109 and $262,094, respectively	82,891	17,906
Total long term debt	149,449	24,580

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2013 and December 31, 2012	–	–
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 301,294,892 and 279,865,011 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	30,129	27,987
Common stock to be issued	420,000	420,000
Additional paid in capital	4,904,488	4,264,979
Accumulated deficit during development stage	(7,861,662)	(6,464,834)
Total stockholders' deficit	(2,507,045)	(1,751,868)

Total liabilities and stockholders' deficit	$54,077	$22,825

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

(Formerly known as Clean Wind Energy Tower, Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					For the period
					From July 26, 2010
	For the three months ended		For the six months ended		(date of inception)
	June 30,		June 30,		through
	2013	2012	2013	2012	June 30, 2013
OPERATING EXPENSES:
Research and development	$8,391	$32,189	$22,284	$47,272	$639,609
Selling, general and administrative	483,903	452,126	879,032	945,396	5,379,080
Depreciation	1,120	1,120	2,240	2,240	8,917
Total operating expenses	493,414	485,435	903,556	994,908	6,027,606

Loss from operations	(493,414)	(485,435)	(903,556)	(994,908)	(6,027,606)

Other income (expense):
Interest expense	(319,189)	(116,315)	(574,989)	(419,037)	(1,303,369)
Loss on modification of debt	–	–	–	–	(88,849)
Loss on settlement of debt	–	–	–	–	(787,515)
Gain on change in fair value of derivative liabilities	1,191,857	35,237	81,717	63,145	345,677

Income (loss) before provision for income taxes	379,254	(566,513)	(1,396,828)	(1,350,800)	(7,861,662)

Provision for income taxes (benefit)	–	–	–	–	–

NET INCOME (LOSS)	$379,254	$(566,513)	$(1,396,828)	$(1,350,800)	$(7,861,662)

Net income (loss) per common share, basic	$0.00	$(0.00)	$(0.00)	$(0.01)

Net loss per common share, diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic	296,661,260	228,977,199	291,703,592	225,265,522

Weighted average number of common shares outstanding, diluted	364,731,453	228,977,199	291,703,592	225,265,522

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

(Formerly known as Clean Wind Energy Tower, Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the six months ended June 30, 2013

(unaudited)

							Additional	Deficit Accumulated During
	Preferred stock		Common stock		Common to be Issued		Paid In	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2012	–	$–	279,865,011	$27,987	6,000,000	$420,000	$4,264,979	$(6,464,834)	$(1,751,868)
Shares issued for consulting services rendered	–	–	2,883,922	288	–	–	42,140	–	42,428
Shares issued in settlement of debt	–	–	16,512,626	1,651	–	–	304,923	–	306,574
Sale of common stock at $0.015 per share	–	–	2,033,333	203	–	–	30,297	–	30,500
Stock based compensation	–	–	–	–	–	–	218,581	–	218,581
Fair value of warrants issued in connection with notes payable	–	–	–	–	–	–	43,568	–	43,568
Net loss	–	–	–	–	–	–	–	(1,396,828)	(1,396,828)
Balance, June 30, 2013	–	$–	301,294,892	$30,129	6,000,000	$420,000	$4,904,488	$(7,861,662)	$(2,507,045)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

(Formerly known as Clean Wind Energy Tower, Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			For the period
			From July 26, 2010
			(date of inception)
	For the six months ended June 30,		through
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,396,828)	$(1,350,800)	$(7,861,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,240	2,240	8,917
Amortization of debt discounts	292,084	87,912	599,849
Amortization of financing costs	18,500	41,000	78,000
Non-cash interest	163,925	71,784	463,828
Stock based compensation	261,009	480,749	1,991,389
Common stock issued in settlement of accrued expenses	–	34,467	34,467
Fair value of warrants issued in connection with notes payable	43,568	–	43,568
Loss on settlement of debt	–	–	787,515
Loss on debt modification	–	–	88,849
Gain from change in fair value of derivative liabilities	(81,717)	(63,145)	(345,677)
Changes in operating assets and liabilities:
Advances from stockholders/officers	(15,000)	–	–
Accounts payable and accrued expenses	126,211	18,066	1,384,620
Net cash used in operating activates	(586,008)	(677,727)	(2,726,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from reverse merger	–	–	223,586
Purchase of property and equipment	–	–	(13,441)
Payment of long term deposit	–	–	(9,330)
Net cash (used in) provided by investing activities	–	–	200,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's common stock	–	–	75
Proceeds from sale of common stock	30,500	85,000	1,119,700
Proceeds from exercise of warrants	–	230,000	230,000
Proceeds from issuance of note payable	75,000	442,500	376,500
Proceeds from issuance of convertible notes payable	514,000	–	956,500
Repayments of convertible notes payable	–	(110,000)	(110,000)
Net cash provided by financing activities	619,500	647,500	2,572,775

Net increase (decrease) in cash	33,492	(30,227)	47,253
Cash, beginning of period	13,761	52,332	–

Cash, end of period	$47,253	$22,105	$47,253

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$–	$98,778	$98,778
Income taxes paid	$–	$–	$–

Non-cash investing and financing activities:
Accrued warrants to be issued referring brokers in connection with PPM subscription at $0.10 per share	$–	$–	$29,400
Shares forfeited and cancelled by some Solar Wind Energy's stockholders acquired in connection with the merger upon resignation	$–	$–	$12,060
Notes payable issued in settlement of accounts payable	$–	$–	$268,270
Convertible notes payable issued in settlement of accrued officer salaries	$–	$–	$280,000
Common stock issued in settlement of debt	$306,574	$–	$1,531,744

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $1,396,828 and $1,350,800 for the six month periods ended June 30, 2013 and 2012, respectively, accumulated deficit of $7,861,662 and total current liabilities in excess of current assets of $2,364,420 as of June 30, 2013.

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

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

Net Income (loss) per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive for the three months ended June 30, 2012 nor for the six months ended June 30, 2013 and 2012. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and exercise of warrants. Fully diluted shares for the three and six months ended June 30, 2013 were 364,731,453 and 291,703,592, respectively; and 228,977,199 and 225,265,220 for the three and six months ended June 30, 2012, respectively. Common stock equivalents excluded from the net income (loss) per share for the three and six month periods ended June 30, 2013 were 2,187,101 and 70,257,294 shares, respectively and for the three and six month periods ended June 30, 2012 were 8,681,186 shares.

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $8,391 and $22,284 for the three and six months ended June 30, 2013, respectively; $32,189 and $47,272 for the three and six months ended June 30, 2012, respectively and $639,609 research and development costs from July 26, 2010 (date of inception) through June 30, 2013. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

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

Stock-based compensation expense in connection with stock granted to consultants in exchange for services rendered for the three and six months ended June 30, 2013 was $145,185 and $261,009, respectively; $182,821 and $480,749 for the three and six months ended June 30, 2012, respectively, and $1,991,389 from July 26, 2010 (date of inception) through June 30, 2013.

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has reset provisions to the exercise price if the Company issues equity or a right to receive equity, at a price less than the exercise prices.

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. For the period from July 26, 2010 (date of inception) through June 30, 2013, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012
Accrued payroll	$393,711	$292,365
Accrued payroll taxes payable	18,330	18,330
Accrued stock purchase warrants	29,400	29,400
Accrued lawsuit (Note 10 below)	122,985	122,985
Accrued interest and other	50,328	23,516
Total	$614,754	$486,596

NOTE 3 – ADVANCES FROM SHAREHOLDERS/OFFICERS

Advances from shareholders are comprised of the following:

	June 30, 2013	December 31, 2012
Cash advances	$–	$15,000
Fair value of common stock pledged as collateral by shareholder (see below)	170,000	170,000
Total	$170,000	$185,000

The Company issued a Secured Convertible Promissory Note on February 29, 2012. In connection with the issuance, a shareholder pledged 10,000,000 shares of the Company's common stock. On March 8, 2012, upon notice of default, the escrow agent transferred the pledged common shares to the note holder. The fair value of the common shares pledged was recorded as a related party obligation as of June 30, 2013 with a corresponding reduction in the carrying value of the Note Payable.

NOTE 4 – NOTES PAYABLE

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

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

On June 6, 2013, the Company issued a secured promissory note payable with a face amount of $97,500 with an original interest discount (“OID”) of $22,500. The note is due in full on October 3, 2013 and is secured by a Company issued note to the Company’s CEO for $150,000 (See note 6). The Company is obligated to file by July 5, 2013 a registration statement on Form S-1 registering an equity line of credit to the benefit of the note holder and to become effective by September 18, 2013. The Company filed Form S-1 on June 24, 2013. In event of default, the promissory note becomes due and payable with interest at 22% per annum thereafter for any unpaid balance.

The OID is amortized over the term of the note.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	June 30, 2013	December 31, 2012
Convertible note payable, due March 21, 2013, net of unamortized debt discount of $5,091	$–	$12,409
Convertible note payable, due July 11, 2013, net of unamortized debt discount and OID of $1,015 and $26,301, respectively	2,315	23,699
Convertible note payable, due May 6, 2013, net of unamortized debt discount of $15,978	–	19,022
Convertible note payable, due October 3, 2013, net of unamortized debt discount and OID of $7,873 and $18,904, respectively	22,377	6,096
Convertible note payable, due August 13, 2013, net of unamortized debt discount of $26,399	–	6,101
Convertible promissory notes, due December 31, 2014, net of unamortized debt discount of $179,401 and $43,326, respectively	59,599	6,674
Convertible note payable, due September 19, 2013, net of unamortized debt discount of $7,310 and $30,852, respectively	10,190	1,648
Convertible note payable, due January 31, 2014, net of unamortized debt discount and OID of $17,818	12,432	–
Convertible note payable, due October 29, 2013, net of unamortized debt discount of $14,197	18,303	–
Convertible note payable, due March 27, 2014, net of unamortized debt discount and OID of $22,377	7,873	–
Convertible note payable, due December 27, 2013, net of unamortized debt discount of $21,119	11,381	–
Convertible note payable, due April 24, 2014, net of unamortized debt discount and OID of $13,373	3,127	–
Convertible note payable, due January 24, 2015, net of unamortized debt discount and OID of $108,041	6,959	–
Convertible note payable, due March 3, 2014, net of unamortized debt discount of $69,215	9,285	–
Convertible note payable, due December 19, 2013, net of unamortized debt discount and OID of $30,714	1,786
Total	165,627	75,649
Less short term portion	(99,069)	(68,975)
Long term portion	$66,558	$6,674

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

Asher notes:

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

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on December 27, 2013. The Note is convertible into common stock, at Asher’s option, at a 49% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

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

On May 28, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $78,500 (the "Note"). The financing closed on January 25, 2013. The total net proceeds the Company received from this Offering was $75,000.

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

JUNE 30, 2013

(unaudited)

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

JMJ Financial

On July 25, 2012, the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $275,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on July 25, 2012. The Company received two tranches of net proceeds in the amounts of $45,000 and $22,500 in July 2012 and October 2012, respectively.

On January 31, 2013, the Company issued a $25,000 Convertible Promissory Note (the “Note”) to JMJ Financial (“JMJ”) under the July 25, 2012 described transaction. The total proceeds the Company received from this offering was $22,500. All interest and principal must be repaid by January 31, 2014.

On March 27, 2013, the Company issued a $25,000 Convertible Promissory Note (the “Note”) to JMJ Financial (“JMJ”) under the July 25, 2012 described transaction. The total proceeds the Company received from this offering was $22,500. All interest and principal must be repaid by March 27, 2014.

On April 24, 2013, the Company issued a $16,500 Convertible Promissory Note (the “Note”) to JMJ Financial (“JMJ”) under the July 25, 2012 described transaction. The total proceeds the Company received from this offering was $15,000 All interest and principal must be repaid by April 24, 2014.

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

Typenex Co-Investment, LLC

On May 13, 2013, the Company issued a Convertible Promissory Note to Typenex Co-Investment, LLC (“Typenex”) providing Typenex with the ability to invest up to $555,000 which contains a 10% original issue discount (the “Typenex Note”). The transaction closed on May 13, 2013. All issued tranches are due 20 months from the date of issuance.

On May 24, 2013, the Company issued a $115,000 Convertible Promissory Note (the “Note”) to Typenex Co-Investment LLC under the May 13, 2013 described transaction. The total proceeds the Company received from this offering was $105,000.

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

The Note is convertible into common stock, at holder’s option, at the lower of i) 35% discount to the average of the two lowest closing bid prices of the common stock during the 20 trading day period prior to conversion or 40% if average of the two lowest bid prices are less than $0.01 or ii) $0.04.

In connection with the issuance of the Convertible Promissory Note on May 24, 2013, the Company issued the note holder a warrant to purchase 2,187,101 shares of the Company’s common stock at $0.10 per share for five years. The fair value of the issued warrants of $43,568 was determined using the Black-Scholes option model with the following assumptions:

Expected life (years)	5
Expected volatility	200.60%
Risk-free interest rate	0.40%
Dividend yield	–%

Phoenix Worldwide Holdings, Inc.

On June 20, 2013, the Company issued an unsecured Convertible Promissory Note to Phoenix Worldwide Holdings, Inc. ("Phoenix"), in the principal amount of $32,500 (the "Note"). The financing closed on June 20, 2013. The total net proceeds the Company received from this Offering was $25,000 with an OID of $7,500 and due December 19, 2013.

The Note is convertible into common stock, at Phoenix’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

PPM

During the month of December 2012 and January 2013, the Company issued an aggregate of thirteen convertible promissory notes to investors in the aggregate principal amount of $239,000. The total net proceeds the Company received from this Offering was $239,000.

The convertible promissory notes bear interest at the rate of 8% per annum. All interest and principal must be repaid on December 31, 2014. The Note is convertible into common stock, at holders’ option, at a conversion rate of $0.015 per common share.

The Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the 2013 Notes, the Company determined the aggregate fair value of $709,338 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 194.69% to 203.63%, (3) weighted average risk-free interest rate of 0.13 % to 0.28%, (4) expected life of 0.76 to 1.95 years, and (5) estimated fair value of the Company’s common stock of $0.0116 to $0.0251 per share.

The determined fair value of the debt derivatives of $709,338 was charged as a debt discount up to the net proceeds of the note with the remainder $181,467 charged to current period operations as non-cash interest expense.

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

At June 30, 2013, the Company marked to market the fair value of the debt derivatives and determined a fair value of $712,476. The Company recorded a gain from change in fair value of debt derivatives of $118,287 for the six months ended June 30, 2013 (gain of $931,813 for the three months ended June 30, 2013). The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 197.35%, (3) weighted average risk-free interest rate of 0.10% to 0.26%, (4) expected life of 0.03 to 1.57 years, and (5) estimated fair value of the Company’s common stock of $0.02 per share.

The charge of the amortization of debt discounts and costs for the three and six months ended June 30, 2013 was $135,311 and $227,099, respectively, and $30,134 and $87,912 for the three and six months ended June 30, 2012, respectively. which was accounted for as interest expense. Also, the Company has accrued interest expense of $37,103 as of June 30, 2013.

During the six months ended June 30, 2013, the Company issued an aggregate of 16,512,626 shares of its common stock in settlement of the convertible note payable and related interest.

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

Due to the nature of the notes described in Note 5 above, the Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and the uncertainty of sufficient authorized shares to meet possible conversion demands. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the notes and to fair value as of each subsequent reporting date.

The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 200.41% to 200.80%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 2.0 years, and (5) estimated fair value of the Company’s common stock of $0.0165 to $0.0167 per share.

The determined fair value of the debt derivatives of $262,285 was charged as a debt discount up to the net proceeds of the note.

At June 30, 2013, the Company marked to market the fair value of the debt derivatives and determined a fair value of $300,626. The Company recorded a loss from change in fair value of debt derivatives of $36,570 for the six months ended June 30, 2013 (gain of $260,044 for the three months ended June 30, 2013). The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 197.35%, (3) weighted average risk-free interest rate of 0.36%, (4) expected life of 1.50 years, and (5) estimated fair value of the Company’s common stock of $0.02 per share.

The charge of the amortization of debt discounts and costs for the three and six months ended June 30, 2013 was $32,672 and $64,985, respectively, which was accounted for as interest expense. Also, the Company has accrued interest expense of $11,141 as of June 30, 2013.

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

NOTE 7 – DERIVATIVE LIABILITIES

As described in Notes 5 and 6 above, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date. Refer to Notes 5 and 6 for assumptions used to determine fair values.

NOTE 8 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of June 30, 2013 and December 31, 2012, the Company did not have any preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2013 and December 31, 2012, the Company has 301,294,892 and 279,865,011, respectively, shares of common stock issued and outstanding.

During the six months ended June 30, 2013, the Company issued an aggregate of 2,883,922 shares of common stock for services rendered of $42,428.

In 2012, the Company issued an aggregate of 21,500,000 shares of common stock for future services of $1,745,690. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three and six months ended June 30, 2013, the Company recorded $108,353 and $218,581, respectively, as stock based compensation.

NOTE 9 – WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at June 30, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	2,187,101	4.87	$0.10	2,187,101	$0.010

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	–	$–
Granted	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2012	–	–
Granted	2,187,101	0.10
Exercised	–	–
Canceled or expired	–	–
Outstanding at June 30, 2013	2,187,101	$0.010

As described in Note 5, in connection with the issuance of the Convertible Promissory Note on May 24, 2013, the Company issued the note holder a warrant to purchase 2,187,101 shares of the Company’s common stock at $0.10 per share for five years.

NOTE 10 – CONTINGENCIES

Litigation

Hanover Holdings I, LLC vs Solar Wind Energy Tower Inc.(f/k/a Clean Wind Energy Tower, Inc.)

On December 27, 2012, we were served with a Complaint in the matter of Hanover Holdings I, LLC filed with the Supreme Court of the State of New York, stipulating that Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) has yet to pay the remaining outstanding balance, related interest and penalties, as described in a convertible promissory note issued by Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) to the benefit of Hanover Holdings I, LLC on February 29, 2012 and has failed to honor a notice of conversion issued by Hanover Holdings I, LLC on or about September 7, 2012. Total claim amount is for $122,985. The Company does not believe any additional payments are due to Hanover Holdings I, LLC and will vigorously defend its position. However, the ultimate outcome cannot be determined at this time.

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

JUNE 30, 2013

(unaudited)

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$1,013,102	$1,013,102
Total	$–	$–	$1,013,102	$1,013,102

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended June 30, 2013.

Six months ended June 30, 2013:

Derivative Liability
Balance, December 31, 2012	$529,785

Transfers in (out) at mark-market value on date of payoff or conversion	(144,304)

Transfers in upon initial fair value of derivative liability	709,338

Loss from change in fair value of derivative liability	(81,717)

Balance, June 30, 2013	$1,013,102

Total gain for the six month period included in earnings relating to the liabilities held at June 30, 2013	$81,717

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent issuances of common stock

In July 2013, the Company issued 4,007,543 shares of common stock in settlement of notes payable of $49,620 in principal and $1,300 interest. In addition, the Company issued 91,529 shares of common stock for consulting services on July 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended June 30, 2013, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2012 filed on April 1, 2013.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  For the period from July 26, 2010 (date of inception) through June 30, 2013, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended June 30, 2013.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2013 as compared to three months ended June 30, 2012

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended June 30, 2013, research and development costs were $8,391 compared to $32,189 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended June 30, 2013, selling, general and administrative expenses were $483,903 as compared to $452,126 for the same period last year, a 7% increase. The primary increase is due to additional professional and consulting costs issued in the current period as compared to the same period last year.

Depreciation

Depreciation expense for the three months ended June 30, 2013 was $1,120 as compared to $1,120 for the same period last year.

Other income (expense)

Interest expense

Interest expense for the three months ended June 30, 2013 was $319,189 compared to $116,315 for the same period last year. In the current period, we incurred $155,524 non-cash debt discount amortization and $99,120 in non-cash interest expense on issued convertible debt as compared to $30,134 and nil, respectively for the same period last year.

Gain on change in fair value of derivative liabilities

During 2012 and 2013, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations.  This resulted in a gain of $1,191,857 and a gain of $35,237 on change in fair value of derivative liabilities for the three months ended June 30, 2013 and 2012, respectively.

RESULTS OF OPERATIONS

Six months ended June 30, 2013 as compared to six months ended June 30, 2012

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the six months ended June 30, 2013, research and development costs were $22,284 compared to $47,272 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the six months ended June 30, 2013, selling, general and administrative expenses were $879,032 as compared to $945,396 for the same period last year, a 7% decrease. The primary decrease is due to non-cash stock based compensation issued for services of $480,749 for the six months ended June 30, 2012 as compared to $261,009 for the six months ended June 30, 2013.

Depreciation

Depreciation expense for the six months ended June 30, 2013 was $2,240 as compared to $2,240 for the same period last year.

Other income (expense)

Interest expense

Interest expense for the six months ended June 30, 2013 was $574,989 compared to $419,037 for the same period last year. In the current period, we incurred $292,084 non-cash debt discount amortization and $163,925 in non-cash interest expense on issued convertible debt as compared to $87,912 and $71,784, respectively for the same period last year.

Gain on change in fair value of derivative liabilities

During 2012 and 2013, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations.  This resulted in a gain of $81,717 and a gain of $63,145 on change in fair value of derivative liabilities for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit increased by $628,068 during the six months ended June 30, 2013 from a working capital deficit (current liabilities in excess of current assets) of $1,736,352 at December 31, 2012 to a working capital deficit of $2,364,420 at June 30, 2013. The increase in working capital deficit for the six months ended June 30, 2013 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease from working capital by $628,068 for the six months ended June 30, 2013. The most significant uses and proceeds of cash were:

o	Approximately $586,000 of cash consumed in operating activities;

o	Proceeds of $589,000 from issuance of notes payable

o	Proceeds of $30,500 from the sale of our common stock

Total current assets of $47,253 and $13,761 as of June 30, 2013 and December 31, 2012, respectively, cash represented all.

Proceeds from issuance of note payable

During the six months ended June 30, 2013, the Company received net proceeds of $75,000 from issuance of notes payable.

Proceeds from the issuance of convertible promissory note

During the six months ended June 30, 2013, the Company received a net amount of $514,000 from the issuance of Convertible Promissory Notes.

Proceeds from the sale of our common stock

During the six months ended June 30, 2013, the Company received a net amount of $30,500 from the sale of the Company’s common stock.

Cashflow analysis

Cash used in operations was $586,008 during the six month period ended June 30, 2013. During the six month period ended June 30, 2013, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

We did not utilize cash for investing activities.

Cash provided from financing activities was a total net proceeds of $619,500 from the issuance of Convertible Notes Payable, Notes Payable, sale of our common stock and Convertible Promissory Notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $1,396,828 for the six month period ended June 30, 2013, accumulated deficit of $7,861,662 and total current liabilities in excess of current assets of $2,364,420 as of June 30, 2013.

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

Number of Employees

As of June 30, 2013, the Company had 3 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3. Quantative and Qualitative Disclosures About Material Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

As of June 30, 2013, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 1. Legal Proceedings.

Hanover Holdings I, LLC vs Solar Wind Energy Tower Inc.(f/k/a Clean Wind Energy Tower, Inc.)

On December 27, 2012, we were served with a Complaint in the matter of Hanover Holdings I, LLC filed with the Supreme Court of the State of New York, stipulating that Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) has yet to pay the remaining outstanding balance, related interest and penalties, as described in a convertible promissory note issued by Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) to the benefit of Hanover Holdings I, LLC. on February 29, 2012 and has failed to honor a notice of conversion issued by Hanover Holdings I, LLC on or about September 7, 2012. Total claim amount is for $122,985. The Company does not believe any additional payments are due to Hanover Holdings I, LLC and will vigorously defend its position. However, the ultimate outcome cannot be determined at this time.

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

Since inception through June 30, 2013, the Company has incurred cumulative losses of $7,861,662 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2013, the Company issued an aggregate of 2,883,922 shares of common stock for services rendered of $42,428.

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

Clean Wind Energy Tower, Inc. Registrant

Date: August 5, 2013	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive Officer (Principal Executive Officer) and Principal Accounting and Financial Officer

