Form 10-Q
period 2013-09-30
SOLAR WIND ENERGY TOWER, INC.
filed 2013-11-01
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 331,974,469 shares of Common Stock ($0.0001 par value) as of October 16, 2013.

Solar Wind Energy Tower, Inc.

(f/k/a Clean Wind Energy Tower, Inc.)

(A Development Stage Company)

FORM 10-Q for the Quarter Ended September 30, 2013

Index

Page

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets: September 30, 2013 (unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Operations: For the three and nine months ended September 30, 2013 and 2012 and for the period from July 26, 2010 (date of inception) through September 30, 2013 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Deficit For the nine months ended September 30, 2013 (unaudited)	5

Condensed Consolidated Statements of Cash Flows: For the nine months ended September 30, 2013 and 2012 and for the period from July 26, 2010 (date of inception) through September 30, 2013 (unaudited)	6

Notes to Condensed Consolidated Financial Statements: September 30, 2013 (Unaudited)	7

Item 2. Management’s Discussion and Analysis	21

Item 3. Quantitative and Qualitative Disclosures About Material Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION	29

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Mine Safety Disclosures	29

Item 5. Other Information.	29

Item 6. Exhibits.E	30

Signatures	31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

SOLAR WIND ENERGY TOWER, INC.

(Formerly known as Clean Wind Energy Tower, Inc.)

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$11,506	$13,761
Total current assets	11,506	13,761

Property and equipment, net	3,404	6,764

Other assets:
Deposits	2,300	2,300

Total assets	$17,210	$22,825

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$170,317	$211,487
Accrued liabilities and expenses	653,672	486,596
Advances from stockholders/officers	170,000	185,000
Notes payable, net of debt discounts	365,203	268,270
Convertible notes payable, net of unamortized debt discount of $215,867 and $123,525, respectively	142,133	68,975
Derivative liabilities	912,691	529,785
Total current liabilities	2,414,016	1,750,113

Long term debt:
Convertible notes payable, net of unamortized debt discount of $285,756 and $43,326, respectively	118,244	6,674
Convertible notes payable, related party, net of unamortized debt discount of $164,078 and $262,094, respectively	115,922	17,906
Total long term debt	234,166	24,580

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2013 and December 31, 2012	–	–
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 323,835,412 and 279,865,011 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	32,384	27,987
Common stock to be issued	420,000	420,000
Additional paid in capital	5,214,454	4,264,979
Accumulated deficit during development stage	(8,297,810)	(6,464,834)
Total stockholders' deficit	(2,630,972)	(1,751,868)

Total liabilities and stockholders' deficit	$17,210	$22,825

See the accompanying notes to the unaudited condensed consolidated financial statements.

SOLAR WIND ENERGY TOWER, INC.

(Formerly known as Clean Wind Energy Tower, Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					For the period
					From July 26, 2010
					(date of inception)
	For the three months ended September 30,		For the nine months ended September 30,		through September 30,
	2013	2012	2013	2012	013
OPERATING EXPENSES:
Research and development	$15,589	$90,880	$37,873	$138,152	$655,198
Selling, general and administrative	409,069	638,981	1,288,101	1,584,377	5,788,149
Depreciation	1,120	1,120	3,360	3,360	10,037
Total operating expenses	425,778	730,981	1,329,334	1,725,889	6,453,384

Loss from operations	(425,778)	(730,981)	(1,329,334)	(1,725,889)	(6,453,384)

Other income (expense):
Interest expense	(287,938)	(123,460)	(862,927)	(542,497)	(1,591,307)
Loss on modification of debt	–	–	–	–	(88,849)
Loss on settlement of debt	–	(829,530)	–	(829,530)	(787,515)
Gain (loss) on change in fair value of derivative liabilities	277,568	(450,330)	359,285	(387,185)	623,245

Loss before provision for income taxes	(436,148)	(2,134,301)	(1,832,976)	(3,485,101)	(8,297,810)

Provision for income taxes (benefit)	–	–	–	–	–

NET LOSS	$(436,148)	$(2,134,301)	$(1,832,976)	$(3,485,101)	$(8,297,810)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	306,914,244	255,221,874	296,829,526	235,323,859

See the accompanying notes to the unaudited condensed consolidated financial statements.

SOLAR WIND ENERGY TOWER, INC.

(Formerly known as Clean Wind Energy Tower, Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the nine months ended September 30, 2013

(unaudited)

	Preferred stock		Common stock		Common to be Issued		Additional Paid In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2012	–	$–	279,865,011	$27,987	6,000,000	$420,000	$4,264,979	$(6,464,834)	$(1,751,868)
Shares issued for consulting services rendered	–	–	18,850,251	1,885	–	–	65,035	–	66,920
Shares issued in settlement of debt	–	–	23,086,817	2,309	–	–	441,950	–	444,259
Sale of common stock at $0.015 per share	–	–	2,033,333	203	–	–	30,297	–	30,500
Stock based compensation	–	–	–	–	–	–	368,625	–	368,625
Fair value of warrants issued in connection with notes payable	–	–	–	–	–	–	43,568	–	43,568
Net loss	–	–	–	–	–	–	–	(1,832,976)	(1,832,976)
Balance, September 30, 2013	–	$–	323,835,412	$32,384	6,000,000	$420,000	$5,214,454	$(8,297,810)	$(2,630,972)

See the accompanying notes to the unaudited condensed consolidated financial statements.

SOLAR WIND ENERGY TOWER, INC.

(Formerly known as Clean Wind Energy Tower, Inc.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			For the period
			From July 26, 2010
			(date of inception)
	For the nine months ended September 30,		through
	2013	2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,832,976)	$(3,485,101)	$(8,297,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,360	3,360	10,037
Amortization of debt discounts	493,437	153,951	801,202
Amortization of financing costs	26,000	49,500	85,500
Non cash interest	232,489	109,115	532,392
Stock based compensation	435,546	937,629	2,165,926
Fair value of warrants issued in connection with notes payable	43,568	–	43,568
Loss on settlement of debt	–	829,530	787,515
Loss on debt modification	–	–	88,849
Gain (loss) from change in fair value of derivative liabilities	(359,285)	387,185	(623,245)
Changes in operating assets and liabilities:
Advances from stockholders/officers	(15,000)	(5,000)	–
Accounts payable and accrued expenses	171,106	255,499	1,463,982
Net cash used in operating activates	(801,755)	(764,332)	(2,942,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from reverse merger	–	–	223,586
Purchase of property and equipment	–	–	(13,441)
Payment of long term deposit	–	–	(9,330)
Net cash provided by investing activities	–	–	200,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's common stock	–	–	75
Proceeds from sale of common stock	30,500	85,000	1,119,700
Proceeds from exercise of warrants	–	230,000	230,000
Proceeds from issuance of note payable	75,000	301,500	376,500
Proceeds from issuance of convertible notes payable	694,000	210,000	1,136,500
Repayments of convertible notes payable	–	(110,000)	(110,000)
Net cash provided by financing activities	799,500	716,500	2,752,775

Net (decrease) increase in cash	(2,255)	(47,832)	11,506
Cash, beginning of period	13,761	52,332	–

Cash, end of period	$11,506	$4,500	$11,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$–	$98,778	$98,778
Income taxes paid	$–	$–	$–

Non cash investing and financing activities:
Accrued warrants to be issued referring brokers in connection with PPM subscription at $0.10 per share	$–	$–	$29,400
Shares forfeited and cancelled by some Clean Wind Energy's stockholders acquired in connection with the merger upon resignation	$–	$–	$12,060
Notes payable issued in settlement of accounts payable	$–	$268,270	$268,270
Convertible notes payable issued in settlement of accrued officer salaries	$–	$–	$280,000
Common stock issued in settlement of debt	$444,259	$–	$1,669,429

See the accompanying notes to the unaudited condensed consolidated financial statements.

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(unaudited)

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $1,832,976 and $3,485,101 for the nine month periods ended September 30, 2013 and 2012, respectively, accumulated deficit of $8,297,810 and total current liabilities in excess of current assets of $2,402,510 as of September 30, 2013.

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

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(unaudited)

Net loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive for the three and nine months ended September 30, 2013 and 2012. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and exercise of warrants. Fully diluted shares for the three and nine months ended September 30, 2013 were 396,519,404 and 386,434,686, respectively; and 270,010,134 and 250,112,219 for the three and nine months ended September 30, 2012, respectively. Common stock equivalents excluded from the net loss per share for the three and nine month periods ended September 30, 2013 were 89,605,160 shares and for the three and nine month periods ended September 30, 2012 were 14,788,260 shares.

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $15,589 and $37,873 for the three and nine months ended September 30, 2013, respectively; $90,880 and $138,152 for the three and nine months ended September 30, 2012, respectively and $655,198 research and development costs from July 26, 2010 (date of inception) through September 30, 2013. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

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

Stock-based compensation expense in connection with stock granted to consultants in exchange for services rendered for the three and nine months ended September 30, 2013 was $174,537 and $435,546, respectively; $456,880 and $937,629 for the three and nine months ended September 30, 2012, respectively, and $2,165,926 from July 26, 2010 (date of inception) through September 30, 2013.

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has reset provisions to the exercise price if the Company issues equity or a right to receive equity, at a price less than the exercise prices.

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. For the period from July 26, 2010 (date of inception) through September 30, 2013, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(unaudited)

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
Accrued payroll	$435,538	$292,365
Accrued payroll taxes payable	–	18,330
Accrued stock purchase warrants	29,400	29,400
Accrued lawsuit (Note 10 below)	122,985	122,985
Accrued interest and other	65,749	23,516
Total	$653,672	$486,596

NOTE 3 – ADVANCES FROM SHAREHOLDERS/OFFICERS

Advances from shareholders are comprised of the following:

	September 30, 2013	December 31, 2012
Cash advances	$–	$15,000
Fair value of common stock pledged as collateral by shareholder (see below)	170,000	170,000
Total	$170,000	$185,000

The Company issued a Secured Convertible Promissory Note on February 29, 2012. In connection with the issuance, a shareholder pledged 10,000,000 shares of the Company's common stock. On March 8, 2012, upon notice of default, the escrow agent transferred the pledged common shares to the note holder. The fair value of the common shares pledged was recorded as a related party obligation as of September 30, 2013 with a corresponding reduction in the carrying value of the Note Payable.

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

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(unaudited)

On June 6, 2013, the Company issued a secured promissory note payable with a face amount of $97,500 with an original interest discount (“OID”) of $22,500. The note is due in full on October 3, 2013, subsequently extended to November 15, 2013, and is secured by a Company issued note to the Company’s CEO for $150,000 (See note 6). The Company is obligated to file by July 5, 2013 a registration statement on Form S-1 registering an equity line of credit to the benefit of the note holder and to become effective by September 18, 2013. The Company filed Form S-1 on June 24, 2013 and on October 16, 2013 became effective. In event of default, the promissory note becomes due and payable with interest at 22% per annum thereafter for any unpaid balance.

The OID is amortized over the term of the note.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	September 30, 2013	December 31, 2012
Convertible note payable, due March 21, 2013, net of unamortized debt discount of $5,091	$–	$12,409
Convertible note payable, due July 11, 2013, net of unamortized debt discount and OID of $26,301	–	23,699
Convertible note payable, due May 6, 2013, net of unamortized debt discount of $15,978	–	19,022
Convertible note payable, due October 3, 2013, net of unamortized debt discount and OID of $18,904	–	6,096
Convertible note payable, due August 13, 2013, net of unamortized debt discount of $26,399	–	6,101
Convertible promissory notes, due December 31, 2014, net of unamortized debt discount of $149,337 and $43,326, respectively	89,663	6,674
Convertible note payable, due September 19, 2013, net of unamortized debt discount of $30,852	–	1,648
Convertible note payable, due January 31, 2014, net of unamortized debt discount and OID of $10,194	20,056	–
Convertible note payable, due March 27, 2014, net of unamortized debt discount and OID of $14,752	15,498	–
Convertible note payable, due December 27, 2013, net of unamortized debt discount of $10,325	22,175	–
Convertible note payable, due April 24, 2014, net of unamortized debt discount and OID of $9,214	7,286	–
Convertible note payable, due January 24, 2015, net of unamortized debt discount and OID of $90,697	24,303	–
Convertible note payable, due March 3, 2014, net of unamortized debt discount of $43,330	35,170	–
Convertible note payable, due December 19, 2013, net of unamortized debt discount and OID of $14,286	18,214

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(unaudited)

	September 30, 2013	December 31, 2012
Convertible note payable, due July 1, 2014, net of unamortized debt discount of $15,014	$4,986	$–
Convertible note payable, due April 15, 2014, net of unamortized debt discount of $22,948	9,552	–
Convertible note payable, due May 15, 2014, net of unamortized debt discount of $22,700	4,800	–
Convertible note payable, due January 24, 2015, net of unamortized debt discount of $45,722	4,278	–
Convertible note payable, due August 21, 2014, net of unamortized debt discount of $22,260	2,740	–
Convertible promissory notes, due June 18, 2014, net of unamortized debt discount of $30,844	1,656	–
Total	260,377	75,649
Less short term portion	(142,133)	(68,975)
Long term portion	$118,244	$6,674

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

In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment. The note was converted as of September 30, 2013.

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

SEPTEMBER 30, 2013

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

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on March 3, 2014. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

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

On July 10, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note"). The financing closed on July 10, 2013. The total net proceeds the Company received from this Offering was $30,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 15, 2014. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

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

On August 13, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $27,500 (the "Note"). The financing closed on August 13, 2013. The total net proceeds the Company received from this Offering was $25,000.

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(unaudited)

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on May 15, 2014. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

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

On September 16, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note"). The financing closed on September 16, 2013. The total net proceeds the Company received from this Offering was $30,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on June 18, 2014. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

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

On January 31, 2013, the Company issued a $30,250 Convertible Promissory Note (the “Note”) to JMJ Financial (“JMJ”) under the July 25, 2012 described transaction. The total proceeds the Company received from this offering was $22,500. All interest and principal must be repaid by January 31, 2014.

On March 27, 2013, the Company issued a $30,250 Convertible Promissory Note (the “Note”) to JMJ Financial (“JMJ”) under the July 25, 2012 described transaction. The total proceeds the Company received from this offering was $22,500. All interest and principal must be repaid by March 27, 2014.

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

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(unaudited)

On July 1, 2013, the Company issued a $20,000 Convertible Promissory Note (the “Note”) to JMJ Financial (“JMJ”) under the July 25, 2012 described transaction. The total proceeds the Company received from this offering was $20,000 All interest and principal must be repaid by July 1, 2014.

On August 21, 2013, the Company issued a $25,000 Convertible Promissory Note (the “Note”) to JMJ Financial (“JMJ”) under the July 25, 2012 described transaction. The total proceeds the Company received from this offering was $25,000 All interest and principal must be repaid by August 21, 2014.

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

On August 16, 2013, the Company issued a $50,000 Convertible Promissory Note (the “Note”) to Typenex Co-Investment LLC under the May 13, 2013 described transaction. The total proceeds the Company received from this offering was $50,000.

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

SEPTEMBER 30, 2013

(unaudited)

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

At the inception of the 2013 Notes, the Company determined the aggregate fair value of $941,329 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 167.27% to 203.63%, (3) weighted average risk-free interest rate of 0.12 % to 0.28%, (4) expected life of 0.75 to 1.95 years, and (5) estimated fair value of the Company’s common stock of $0.0116 to $0.0251 per share.

The determined fair value of the debt derivatives of $941,329 was charged as a debt discount up to the net proceeds of the note with the remainder $225,958 charged to current period operations as non-cash interest expense.

At September 30, 2013, the Company marked to market the fair value of the debt derivatives and determined a fair value of $718,223. The Company recorded a gain from change in fair value of debt derivatives of $289,697 for the nine months ended September 30, 2013 (gain of $171,410 for the three months ended September 30, 2013). The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 164.97%, (3) weighted average risk-free interest rate of 0.02% to 0.10%, (4) expected life of 0.24 to 1.32 years, and (5) estimated fair value of the Company’s common stock of $0.016 per share.

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2013 was $168,322 and $395,421, respectively, and $66,039 and $153,951 for the three and nine months ended September 30, 2012, respectively. which was accounted for as interest expense. Also, the Company has accrued interest expense of $46,836 as of September 30, 2013.

During the nine months ended September 30, 2013, the Company issued an aggregate of 23,086,817 shares of its common stock in settlement of the convertible note payable and related interest.

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(unaudited)

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

At September 30, 2013, the Company marked to market the fair value of the debt derivatives and determined a fair value of $194,468. The Company recorded a gain from change in fair value of debt derivatives of $69,588 for the nine months ended September 30, 2013 (gain of $106,158 for the three months ended September 30, 2013). The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 164.97%, (3) weighted average risk-free interest rate of 0.10%, (4) expected life of 1.25 years, and (5) estimated fair value of the Company’s common stock of $0.016 per share.

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2013 was $33,031 and $98,016, respectively, which was accounted for as interest expense. Also, the Company has accrued interest expense of $16,787 as of September 30, 2013.

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

NOTE 8 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of September 30, 2013 and December 31, 2012, the Company did not have any preferred stock issued and outstanding.

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(unaudited)

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.0001 per share. As of September 30, 2013 and December 31, 2012, the Company has 323,835,412 and 279,865,011, respectively, shares of common stock issued and outstanding.

During the nine months ended September 30, 2013, the Company issued an aggregate of 3,850,251 shares of common stock for services rendered of $66,920.

In 2013 and 2012, the Company issued an aggregate of 15,000,000 and 21,500,000 shares of common stock for future services of $328,500 and $1,745,690, respectively. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three and nine months ended September 30, 2013, the Company recorded $150,044 and $368,625, respectively, as stock based compensation.

NOTE 9 – WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at September 30, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	2,187,101	4.62	$0.10	2,187,101	$0.10

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	–	$–
Granted	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2012	–	–
Granted	2,187,101	0.10
Exercised	–	–
Canceled or expired	–	–
Outstanding at September 30, 2013	2,187,101	$0.10

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

SEPTEMBER 30, 2013

(unaudited)

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$912,691	$912,691
Total	$–	$–	$912,691	$912,691

SOLAR WIND ENERGY TOWER, INC.

(f/k/a Clean Wind Energy Tower, Inc.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the nine months ended September 30, 2013.

Nine months ended September 30, 2013:

Derivative Liability
Balance, December 31, 2012	$529,785

Transfers in (out) at mark-market value on date of payoff or conversion	(199,138)

Transfers in upon initial fair value of derivative liability	941,329

Gain from change in fair value of derivative liability	(359,285)

Balance, September 30, 2013	$912,691

Total gain for the nine month period included in earnings relating to the liabilities held at September 30, 2013	$359,285

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent issuances of common stock

In October 2013, the Company issued an aggregate of 7,639,057 shares of common stock in settlement of notes payable and accrued interest of $53,513. In addition, the Company issued 500,000 shares of common stock for consulting services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended September 30, 2013, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2012 filed on April 1, 2013.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  For the period from July 26, 2010 (date of inception) through September 30, 2013, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended September 30, 2013.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2013 as compared to three months ended September 30, 2012

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended September 30, 2013, research and development costs were $15,589 compared to $90,880 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended September 30, 2013, selling, general and administrative expenses were $409,069 as compared to $638,981 for the same period last year, a 35% decrease. The primary decrease is due to reduced non cash stock based compensation for services. For the current period, stock based compensation was $174,537 as compared to $456,880 for the same period last year.

Depreciation

Depreciation expense for the three months ended September 30, 2013 was $1,120 as compared to $1,120 for the same period last year.

Other income (expense)

Interest expense

Interest expense for the three months ended September 30, 2013 was $287,938 compared to $123,460 for the same period last year. In the current period, we incurred $201,353 non-cash debt discount amortization and $68,564 in non-cash interest expense on issued convertible debt as compared to $66,039 and $37,331, respectively for the same period last year.

Gain on change in fair value of derivative liabilities

During 2012 and 2013, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations.  This resulted in a gain of $277,568 and a loss of $450,330 on change in fair value of derivative liabilities for the three months ended September 30, 2013 and 2012, respectively.

RESULTS OF OPERATIONS

Nine months ended September 30, 2013 as compared to nine months ended September 30, 2012

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the nine months ended September 30, 2013, research and development costs were $37,873 compared to $138,152 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the nine months ended September 30, 2013, selling, general and administrative expenses were $1,288,101 as compared to $1,584,377 for the same period last year, a 19% decrease. The primary decrease is due to non-cash stock based compensation issued for services of $937,629 for the nine months ended September 30, 2012 as compared to $435,546 for the nine months ended September 30, 2013.

Depreciation

Depreciation expense for the nine months ended September 30, 2013 was $2,240 as compared to $2,240 for the same period last year.

Other income (expense)

Interest expense

Interest expense for the nine months ended September 30, 2013 was $862,927 compared to $542,497 for the same period last year. In the current period, we incurred $493,437 non-cash debt discount amortization and $232,489 in non-cash interest expense on issued convertible debt as compared to $153,951 and $109,115, respectively for the same period last year.

Gain on change in fair value of derivative liabilities

During 2012 and 2013, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations.  This resulted in a gain of $359,285 and a loss of $387,185 on change in fair value of derivative liabilities for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit increased by $666,158 during the nine months ended September 30, 2013 from a working capital deficit (current liabilities in excess of current assets) of $1,736,352 at December 31, 2012 to a working capital deficit of $2,402,510 at September 30, 2013. The increase in working capital deficit for the nine months ended September 30, 2013 is due to a combination of reasons, of which the significant factors include:

•	Cash had a net decrease from working capital by $666,158 for the nine months ended September 30, 2013. The most significant uses and proceeds of cash were:

o	Approximately $802,000 of cash consumed in operating activities;

o	Proceeds of $769,000 from issuance of notes payable

o	Proceeds of $30,500 from the sale of our common stock

Total current assets of $11,506 and $13,761 as of September 30, 2013 and December 31, 2012, respectively, cash represented all.

Proceeds from issuance of note payable

During the nine months ended September 30, 2013, the Company received net proceeds of $75,000 from issuance of notes payable.

Proceeds from the issuance of convertible promissory note

During the nine months ended September 30, 2013, the Company received a net amount of $694,000 from the issuance of Convertible Promissory Notes.

Proceeds from the sale of our common stock

During the nine months ended September 30, 2013, the Company received a net amount of $30,500 from the sale of the Company’s common stock.

Cashflow analysis

Cash used in operations was $801,755 during the nine month period ended September 30, 2013. During the nine month period ended September 30, 2013, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

We did not utilize cash for investing activities.

Cash provided from financing activities was a total net proceeds of $799,500 from the issuance of Convertible Notes Payable, Notes Payable, sale of our common stock and Convertible Promissory Notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $1,832,976 for the nine month period ended September 30, 2013, accumulated deficit of $8,297,810 and total current liabilities in excess of current assets of $2,402,510 as of September 30, 2013.

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

Number of Employees

As of September 30, 2013, the Company had 3 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3. Quantative and Qualitative Disclosures About Material Risk.

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

As of September 30, 2013, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report

The reason for the ineffectiveness of our disclosure controls and procedures was the result of having a limited number of employees and not having proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. We compensate for the lack of segregation of duties by employing close involvement of management in day-to-day operations.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Since inception through September 30, 2013, the Company has incurred cumulative losses of $8,316,140 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2013, the Company issued an aggregate of 3,850,251 shares of common stock for services rendered of $66,920 and 15,000,000 shares of common stock for future services.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of December 29, 2010, by and among Superior Silver Mines, Inc., Superior Silver Mines Acquisition Corp., and Clean Wind Energy, Inc. (1)
2.2	Plan of Domestication of Superior Silver Mines, Inc., dated December 21, 2010 (1)
2.3	Nevada Articles of Domestication of Superior Silver Mines, Inc., dated December 27, 2010 (1)
2.4	Idaho Statement of Domestication of Superior Silver Mines, Inc., dated December 22, 2010 (1)
2.5	Articles of Merger by and between Clean Wind Energy Tower, Inc. and Superior Silver Mines, Inc. (2)
3.1	Articles of Incorporation of Clean Wind Energy Tower, Inc. (1)
3.2	Amended Bylaws of Clean Wind Energy Tower, Inc. (3)
4.1	Form of Common Stock Certificate (4)
10.1	Letter Agreement between Clean Wind Energy, Inc. and Source Capital Group, Inc., dated November 22, 2010 (1)
10.2	Deed of Lease, dated December 1, 2010, by and between CKP One, LLC and Clean Wind Energy, Inc. (1)
10.3	Lease Agreement, dated October 20, 2010, and effective November 1, 2010, by and between Office Suites PLUS at Annapolis and Clean Wind Energy, Inc. (1)
10.4	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ronald Pickett, and Amendment dated November 22, 2010 (1)
10.5	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Stephen Sadle, and Amendment dated November 22, 2010 (1)
10.6	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Robert Crabb, and Amendment dated November 22, 2010 (1)
10.7	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and John W. Hanback, and Amendment dated November 22, 2010 (1)
10.8	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Itzhak Tepper, PE, and Amendment dated November 22, 2010 (1)
10.9	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ownkar Persaud, and Amendment dated November 22, 2010 (1)
10.10	Form of Director and Officer Indemnification Agreement (4)
14.1	Code of Business Conduct and Ethics (5)
21.1	Subsidiaries of the Registrant (4)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett (President/Chief Executive Officer)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett (Chief Financial Officer)
32.1	Certification of Ronald W. Pickett (President/Chief Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ronald W. Pickett (Chief Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

_______

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

(1)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 30, 2010 and incorporated herein by reference.
(2)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.
(3)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 28, 2010 and incorporated herein by reference.
(4)	Filed with the registrant's Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 12, 2011 and incorporated herein by reference.
(5)	Filed with the registrant's Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 2, 2012 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clean Wind Energy Tower, Inc. Registrant

Date: November 1, 2013	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive Officer (Principal Executive Officer) and Principal Accounting and Financial Officer

