Form 10-K
period 2013-12-31
SOLAR WIND ENERGY TOWER, INC.
filed 2014-03-28
CIK 95572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

The aggregate market value of the voting Common Stock held by non-affiliates (based upon the closing sale price of $0.02 per share on the (Over the Counter Bulletin Board) of the registrant as of June 30, 2013: $3,058,715.

Number of issued and outstanding shares of the registrant’s par value $0.0001 common stock as of March 27, 2014: 458,910,896

SOLAR WIND ENERGY TOWER INC.

FORM 10-K

i

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

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

On December 29, 2010, Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.), a Nevada corporation (the “Company” or "Solar Wind"), completed a reverse merger (the “Merger”) with Solar Wind Energy, Inc. (f/k/a Clean Wind Energy, Inc.), a corporation formed under the laws of the State of Delaware on July 26, 2010 (“Solar Wind - Subsidiary”).  In connection with the Merger, the Company issued to the stockholders of Solar Wind - Subsidiary in exchange for their Solar Wind - Subsidiary Common Stock, the right to receive an aggregate of 300,000,000 shares of the Company’s Common Stock.  As a result of the reverse merger, Solar Wind - Subsidiary is now a wholly-owned subsidiary of the Company.

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

The Company was incorporated under the laws of the State of Idaho on January 22, 1962, as Superior Mines Company. In 1964, the Company’s name was changed to Superior Silver Mines, Inc.  On December 27, 2010, the Company reincorporated as a Nevada corporation. Prior to the Merger, the Company had been dormant for a number of years and had no known mineral reserves. On January 21, 2011, the Company changed its name from Superior Silver Mines, Inc. to Clean Wind Energy Tower, Inc. On March 11, 2013, the Company changed its name to Solar Wind Energy Tower Inc. On the same day, Company’s wholly-owned subsidiary, a corporation formed under the laws of the State of Delaware, Clean Wind Energy, Inc. changed its name to Solar Wind Energy, Inc. In addition, effective January 24, 2011, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from SSVM.OB to CWET.OB and on March 11, 2013, in conjunction with our name change, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from CWET.OB to SWET.OB.

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

Solar Wind has assembled a team of experienced business professionals, engineering and scientific consultants with the proven ability to bring the idea to market. Solar Wind has filed and been issued patents that the Company believes will further enhance this potentially revolutionary technology. Solar Wind is based in Annapolis, MD, and is traded on the OTCBB under the symbol ‘SWET’.

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

Abundant, Clean, Affordable Electricity Production

The Company has successfully managed to downsize the Tower, reducing capital costs and improving projected financial performance. The Company recently announced the completion of weather data models that confirm that the first Tower height can be lowered from 3,000 feet down to 2,250 feet. This development was made possible by utilizing our proprietary software which can calculate and predict energy production by our Solar Wind Downdraft Towers given local weather data. By feeding the weather data for southwestern Arizona / northern Mexico into the program, the Tower’s height and diameter can be adjusted along with the amount of water added as fuel to create a desired amount of energy. The outcome dictates the optimum size of the Tower’s height and width.

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

Intellectual Property

The Company has filed numerous patent applications with the U.S. Patent and Trademark Office to protect its intellectual property.  The Company has been awarded two patents, and currently has two other patent applications which have been designated with a “Notice of Allowance” and is awaiting issuance of the actual patent documents. The Company has judiciously pursued the patent applications that we feel are instrumental to the core development of our technology and project:

Patent #8120191 issued 2/21/2012 “Efficient Energy Conversion Devices & Methods

The patent covers a novel hydraulic system capable of maintaining high efficiency hydraulic to electric conversion under a wide variance of wind speeds, as coupled to a plurality of wind turbines in wind tunnels.

Patent #8,517,662B2 issued 8/27/2013 “Atmospheric Energy Extraction Devices & Methods

The patent covers a structure for producing electricity, specifically a Tower capable of adding moisture at the top of the structure to hot-dry air so as to generate a downdraft of wind within the interior of the Tower, vanes coupled to the exterior of the Tower that at least partially define a plurality of elongated pockets to the exterior of the Tower, and flaps located to redirect the incident wind downwards into tunnels to convert wind to electricity.

Patent #8,643,204 B2 issued 2/4/2014 “Efficient Energy Conversion Devices and Methods”

This application enhances and broadens previously issued Patent #8120191

Patent Application # 13/947,625 date of Notice of Allowance 1/27/2014 (to be issued)

The patent claims are targeted to represent the advantages of the new Tower structural shape, the configuration of the Tower walls, their composition as well as the wall thicknesses for a given height, along with more efficient construction methodology and enhanced wind force resistance over prior Tower designs.

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

Considerations

The Downdraft Tower works best in hot, dry climates near a reliable water source.  Prime production periods are daytime during spring, summer and fall, which closely aligns with electricity demand patterns.

The External Wind Capture keeps working 24/7 including cold winter months and at night whenever a wind is blowing  -  from the surface up to 4,000 feet - where much stronger winds blow far more constantly (at least twice as often as on the surface and at much higher speeds).

There are numerous appropriate sites around the globe that are hot, dry, and near water adequate to support numerous Energy Towers that efficiently turn the sun’s energy into electricity.

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

Development

The master development plan for a site requires a series of steps:

•	explore, select, and qualify site;
•	negotiate and execute land lease (site) and rights of way (water pipeline, transmission line, highway and railway access);
•	survey and identify any artifacts and cultural resources that may be impacted by site exploration, project construction or operation;
•	acquire water rights;
•	determine and design access to and availability of electrical grid, roads, rail transportation, sewer, water, and power for construction and operation;
•	create project site plan for offices, storage buildings for construction equipment, etc.;
•	coordinate and provide, to the extent possible, resource carry-over (i.e., buildings and facilities) to the locale after construction;
•	determine the type and number of jobs created during study, construction and operational phases;
•	determine the cost of the project (currently estimated at $1.5 billion); and
•	determine the electricity produced (currently estimated at $450 million annually).

Business Model

The business model of our Company is to create an Energy Compound of Towers to be developed individually with a common water supply and rail/water port for supplies and equipment delivery, and common component assembly plant and labor force.  Energy Compounds could actually be developed simultaneously in North America, North Africa (to serve the European grid by piping direct current across the Mediterrean), India and the Middle East.  The world market can support all the materials needed and can certainly use the electricity.  The cost per kilowatt is similar to that of a typical coal or gas-fired facility.  SWET has positioned itself to take advantage of this solution and bring the first project to market, thereby setting the stage for a global “game changing” opportunity.

Project Partnering

The Company’s business plan involves “partnering” with various entities such as utilities, sovereign nations and independent power producers, to provide the ability to bring this solution to the market as rapidly as possible.

Each Solar Wind Downdraft Tower is its own independent project. Solar Wind Energy’s (f/k/a Clean Wind Energy’s) involvement in each project is to facilitate the Tower’s development with its expertise, intellectual property and project management team. Solar Wind will receive development fees, licensing fees, and royalties on power sales from each project and/or ownership interests.

Coordinated World Class Expertise

SWET is evaluating potential sites for a possible first Tower here in the United States and received key patents to protect its techniques to extract the energy from the Solar Wind Downdraft Tower. Some of the best consultants in the world have been and continue to support SWET's efforts to bring this first Downdraft Tower to market.

First Solar Wind Downdraft Tower

The ideal first site is near San Luis, Arizona and the Mexico/US border.  The weather data has been updated for the first sites and final reports accurately calculate the Tower's output capacity 24/7. Those reports now support and validate SWET’s goal to develop its first Tower at the minimum size and design output possible, which preserves cash flow of 2:1 for debt service coverage. Concurrently, Solar Wind Energy has been exploring another site opportunity in Mexico that has the ideal attributes required for the Downdraft Tower. The proposed property is located in a particularly exceptional area for the development of these projects as it possesses suitable access along with the required topography. The land purchase is subject to the seller providing a clear title and unrestricted access to the property, as well as acquiring all of the needed prerequisites and approvals for the implementation of the Tower, including access to the power grid and the Company securing a satisfactory Power Purchase Agreement.

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

Licensing and Regulation

In the United States, many state governments have amended their utility regulations and significantly changed certain competition and marketing rules with respect to generation, transmission and distribution of electric energy. Among other things, deregulation allows consumers to purchase electricity from a source of their choice, and requires utilities to purchase electricity from independent power producers and to offer transmission to independent power producers at reasonable prices.

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

Employees

As of March 27, 2014, the Company had a total of 3 full time employees. The Company anticipates that in 2014 it may need to hire additional staff in the areas of engineering, marketing and administration.

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

The report of our independent auditors dated March 28, 2014 on our consolidated financial statements for the year ended December 31, 2013 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our inability to generate sufficient cash flow to sustain our operations without securing additional financing, deficit accumulated during development stage, negative cash flows from operations and our limited cash balances and working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

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

ITEM 3.  LEGAL PROCEEDINGS

Hanover Holdings I, LLC vs. Solar Wind Energy Tower Inc.(f/k/a Clean Wind Energy Tower, Inc.)

On December 27, 2012, we were served with a Complaint in the matter of Hanover Holdings I, LLC filed with the Supreme Court of the State of New York, stipulating that Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) has yet to pay the remaining outstanding balance, related interest and penalties, as described in a convertible promissory note issued by Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) to the benefit of Hanover Holdings I, LLC. on February 29, 2012. The complaint alleges that the Company has failed to honor a notice of conversion issued by Hanover Holdings I, LLC on or about September 7, 2012. The total claim amount is for $122,985. The Company does not believe any additional payments are due to Hanover Holdings I, LLC and is vigorously defending its position.

With the exception of the litigation discussed above, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “SWET.OB”.  Historical high and low bid information for the Company’s Common Stock is not available to the Company.  The following table reflects the high and low sales prices for the Company’s Common Stock for each fiscal quarter during the fiscal years ended December 31, 2013 and 2012.  The sales prices were obtained from the OTC Bulletin Board.

Quarterly period	Low	High
Fiscal year ended December 31, 2013:
First Quarter	$0.019	$0.025
Second Quarter	$0.021	$0.036
Third Quarter	$0.016	$0.024
Fourth Quarter	$0.007	$0.015

Fiscal year ended December 31, 2012:
First Quarter	$0.03	$0.21
Second Quarter	$0.02	$0.05
Third Quarter	$0.01	$0.08
Fourth Quarter	$0.01	$0.07

Record Holders

As of March 27, 2014, there were approximately 1,407 registered holders of record of the Company’s Common Stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2013, the Company issued 2,033,333 shares of Common Stock to private placement investors at $0.015 per share for aggregate gross proceeds of $30,500.

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

On December 29, 2010, Solar Wind Energy Tower Inc., a Nevada corporation (the “Company” or "Solar Wind"), completed a reverse merger (the “Merger”) with Solar Wind Energy, Inc., a corporation formed under the laws of the State of Delaware on July 26, 2010 (“Solar Wind - Subsidiary”).  In connection with the Merger, the Company issued to the stockholders of Solar Wind - Subsidiary in exchange for their Solar Wind - Subsidiary Common Stock, the right to receive an aggregate of 300,000,000 shares of the Company’s Common Stock.  As a result of the reverse merger, Solar Wind - Subsidiary is now a wholly-owned subsidiary of the Company.

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

The Company was incorporated under the laws of the State of Idaho on January 22, 1962, as Superior Mines Company.  In 1964, the Company’s name was changed to Superior Silver Mines, Inc. On December 27, 2010, the Company reincorporated as a Nevada corporation.  Prior to the Merger, the Company had been dormant for a number of years and had no known mineral reserves. On January 21, 2011, the Company changed its name from Superior Silver Mines, Inc. to Clean Wind Energy Tower, Inc. On March 11, 2013, the Company changed its name to Solar Wind Energy Tower Inc.  On the same day, Company’s wholly-owned subsidiary, a corporation formed under the laws of the State of Delaware, Clean Wind Energy, Inc. changed its name to Solar Wind Energy, Inc. In addition, effective January 24, 2011, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from SSVM.OB to CWET.OB and on March 11, 2013, in conjunction with our name change, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from CWET.OB to SWET.OB.

The Company plans to design, develop, and construct large downdraft towers that use benevolent, non-toxic natural elements to generate electricity and clean water economically (“Downdraft Towers”) by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing Downdraft Towers in the United States and abroad, the Company intends to be prepared to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for clean water and electricity

On January 21, 2011, the Company changed its name to Clean Wind Energy Tower, Inc. and on March 11, 2013, changed its name to Solar Wind Energy Tower Inc. along with its wholly owned subsidiary, a corporation formed under the laws of the State of Delaware, which changed its name from Clean Wind Energy, Inc. to Solar Wind Energy, Inc. In addition, effective January 24, 2011, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from “SSVM” to” CWET” and in conjunction with the March 11, 2013 name change the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from “CWET” to “SWET.”

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

As a development stage company, Solar Wind has yet to earn revenues from its operations.  Solar Wind is developing plans to design and construct large Downdraft Towers that use benevolent, non-toxic natural elements to generate electricity and clean water economically by integrating and synthesizing numerous proven as well as emerging technologies.  In addition to constructing Downdraft Towers in the United States and abroad, the Company intends to be prepared to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for clean water and electricity. From our inception in July 2010, we have completed the following milestones, among others

•

The Company has filed numerous patent applications with the U.S. Patent and Trademark Office to protect its intellectual property.  The Company has been awarded two patents, and currently has two other patent applications which have been designated with a Notice of Allowance and is awaiting issuance of the actual patent documents.

Patent #8120191 issued 2/21/2012 “Efficient Energy Conversion Devices & Methods”

The patent covers a novel hydraulic system capable of maintaining high efficiency hydraulic to electric conversion under a wide variance of wind speeds, as coupled to a plurality of wind turbines in wind tunnels.

Patent #8,517,662B2 issued 8/27/2013 “Atmospheric Energy Extraction Devices & Methods”

The patent covers a structure for producing electricity, specifically a Tower capable of adding moisture at the top of the structure to hot-dry air so as to generate a downdraft of wind within the interior of the Tower, vanes coupled to the exterior of the Tower that at least partially define a plurality of elongated pockets to the exterior of the Tower, and flaps located to redirect the incident wind downwards into tunnels to convert wind to electricity.

Patent # 8,643,204 B2 issued 2/4/2014 “Efficient Energy Conversion Devices and Methods”

This application enhances and broadens previously issued Patent #8120191

Patent Application # 13/947,625 date of Notice of Allowance 1/27/2014 (to be issued)

The patent claims are targeted to represent the advantages of the new Tower structural shape, the configuration of the Tower walls, their composition as well as the wall thicknesses for a given height, along with more efficient construction methodology and enhanced wind force resistance over prior Tower designs.

•	Executed agreements with three strategic world class companies with industry experience to assist in developing our Downdraft Tower.
•	Identified and executed agreements with key industry consultants.
•	The Company completed a comprehensive meteorological assessment and selected an area located in San Luis, Arizona to pursue the construction of their innovative green renewable energy Downdraft Tower Facility.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  For the period from July 26, 2010 (date of inception) through December 31, 2013, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended December 31, 2013.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2013 TO THE YEAR ENDED DECEMBER 31, 2012

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and Development

During the year ended December 31, 2013, we incurred $31,304 of research and development expenses as compared to $180,916 for the year ended December 31, 2012; a decrease of $149,612, or 83%.  The Company anticipates continued research and development as products are developed dependent on funding availability.

Selling and Administrative

During the year ended December 31, 2013, we incurred $1,792,769 of selling and administrative expenses as compared to $2,021,555 for the year ended December 31, 2012; a decrease of $228,786, or 11%.  The Company’s stock based compensation decreased from $1,156,921 to $642,889 from 2012 to 2013.

Depreciation

Depreciation for the year ended December 31, 2013 was $4,480 as compared to $4,480 for the year ended December 31, 2012.

Other Income/Expense

Interest expense

For year ended December 31, 2013, we incurred $1,355,537 as interest expense relating to our issued notes payable as compared to $545,451 for the same period last year.  In connection with the issuances, we incurred noncash charge to interest of $380,741 during the year ended December 31, 2013 due to the excess of fair value of the conversion feature over the note proceeds compared to $172,116 for the prior year.  In addition, we amortized a debt discount associated with the notes of $816,642 for the year ended December 31, 2013 compared to $255,543 for the year ended December 31, 2012.

Loss on settlement of debt

During the year ended December 31, 2012, we issued 22,500,000 shares of our common stock in settlement of $150,000 of outstanding debt. In connection with the issuance, we incurred $829,530 as noncash loss for the year ended December 31, 2012 as compared to nil for the same period in current year. Net with the above described loss, we realized a gain on settlement of debt of $42,015 in connection with the issued Hanover note.

Gain from change in fair value of derivative liabilities

Each reporting period, we are required to adjust to fair value the conversion features of our convertible notes.  For the years ended December 31, 2013 and 2012, we reported a gain from change in fair value of $782,556 and $174,719, respectively.

Net Loss

As a result of the activities described above, we incurred a net loss of $2,401,534 for the year ended December 31, 2013 as compared to a net loss of $3,365,198 for the year ended December 31, 2012.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and debt financing.

Working Capital

Our working capital deficit increased by ($756,181) during the year ended December 31, 2013 from a working capital deficit (current liabilities in excess of current assets) of $1,736,352 at December 31, 2012 to a working capital deficit of $2,492,533 at December 31, 2013. The increase in working capital deficit for the year ended December 31, 2012 is due to a combination of reasons, of which the significant factors include:

•	Cash had a net increase from working capital by $47,997 for the year ended December 31, 2013. The most significant uses and proceeds of cash were:

•	Approximately $1,011,000 of cash consumed in operating activities;
•	Proceeds of $65,500 from sale of our common stock
•	Proceeds of $925,677 from issuance of Convertible Promissory Notes
•	Proceeds of $75,000 from issuance of Notes Payable

Of the total current assets of $61,758 as of December 31, 2013, cash represented $61,758. Of the total current assets of $13,761 as of December 31, 2012, cash represented $13,761.

Proceeds from the issuance of common stock

During the year ended December 31, 2013, the Company received $30,500 from the issuance of Private Placement Memorandum Subscriptions for the sale of its common stock.

During the year ended December 31, 2013, the Company received $35,000 under an equity facility agreement entered into on June 6, 2013

Proceeds from the issuance of convertible promissory notes

During the year ended December 31, 2013, the Company received a gross amount of $959,500 from the issuance of Convertible Promissory Notes and paid $33,823 in processing fees to the attorneys.

Proceeds from the issuance of notes payable

During the year ended December 31, 2013, the Company received a gross amount of $75,000 from the issuance of Notes.

Cash flow analysis

Cash used in operations was $1,011,180 during the year ended December 31, 2013. During the year ended December 31, 2013, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our trade payables.

Cash provided from financing activities was $1,059,177 comprised of sale of our common stock for net proceeds of $65,500, issuance of notes payable of $75,000 and issuance of convertible notes payable of $925,677, net of repayments of notes of $7,000.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $(2,401,534) for the year ended December 31, 2013, accumulated deficit of $(8,866,368) and total current liabilities in excess of current assets of $(2,492,533) as of December 31, 2013.

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

Management expects that global economic conditions will continue to present a challenging operating environment through 2014. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives. Working capital management will continue to be a high priority for 2014.

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

Our independent registered public accounting firm’s report on our December 31, 2013 consolidated financial statements included in this Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Off-Balance sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment other than the operating leases as disclosed in Item 2, Properties and Notes to Consolidated Financial Statements (Note 11).

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed so that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. This determination was due to the lack of segregation of duties and the Company’s failure to implement the necessary internal controls.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2013 are fairly stated, in all material respects, in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Subsequent issuances

In January 2014, the Company issued an aggregate of 33,092,007 shares of common stock in settlement of $106,911 outstanding notes payable and accrued interest.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of December 31, 2013:

Name	Age	Position(s)	Term of Office (Directors)
Ronald W. Pickett*	66	President, Chief Executive Officer, Chairman and Principal Accounting Officer	Annual meeting
Stephen Sadle*	68	Chief Operating Officer and Director	Annual Meeting
Robert P. Crabb*	66	Secretary, Chief Marketing Officer and Director	Annual meeting
H. James Magnuson	60	Director	Annual meeting
Arthur P. Dammarell	69	Director	Annual meeting

______________

*	Appointed pursuant to the terms of the Merger Agreement.

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

Arthur P. Dammarell, Director

Mr. Dammarell has served as a member of the Company’s Board of Directors since 2006. From 2000 through March 2006, Mr. Dammarell was the principal financial officer, treasurer and a director of Nova Oil, Inc. (now Nova Biosource Fuels, Inc.). He received his BA degree in Urban and Regional Planning from Eastern Washington University. The Company took into account his prior work in both public and private organizations providing consulting on development project financing and believes Mr. Dammarell’s past experience in these fields gives him the qualifications and skill to serve as a director.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table and related footnotes show the compensation incurred and or paid during the fiscal years ended December 31, 2013 and 2012, to all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year.  No other executive officers received compensation in excess of $100,000 for such fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Ronald W. Pickett,	2013	200,000	(2)	$–	$–	$–	$–	$–	200,000
President, Chief Executive Officer, Chairman and Principal Accounting officer (1)	2012	200,000	(2)	–	–	–	–	–	200,000
Stephen L. Sadle	2013	175,000	(4)	–	–	–	–	–	175,000
Chief Operating Officer (3)	2012	175,000	(4)	–	–	–	–	–	175,000

______________

(1)	Appointed as President, Chief Executive Officer and Chairman effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(2)	Included in the amount is $218,767 and $103,382 of accrued salaries for Mr. Pickett for the years ended December 31, 2013 and 2012, respectively. In addition, the amount paid during the years ended December 31, 2013 and 2012 amounted to $84,615 and $81,467, respectively. $150,000 of the accrual has been converted into a note payable during the year ended December 31, 2012.

(3)	Appointed as Chief Operating Officer effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(4)	Included in the amount is $167,032 and $101,971 of accrued salaries for Mr. Sadle for the years ended December 31, 2013 and 2012, respectively. In addition, the amount paid during the years ended December 31, 2013 and 2012 amounted to $109,939 and $75,292, respectively. $100,000 of the accrual has been converted into a note payable during the year ended December 31, 2012

Director Compensation Table

The following table and related footnotes show the compensation incurred and or paid during the fiscal year ended December 31, 2013 to the Company’s directors for their service as directors.

Name	Fees earned or paid in cash ($)		Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert P. Crabb (1)	$60,000	(2)	$0	$0	$0	$0	$0	$60,000
H. James Magnuson	$0		$0	$0	$0	$0	$0	$0
Arthur P. Dammarell	$0		$0	$0	$0	$0	$0	$0

______________

(1)	Appointed as director effective December 29, 2010 pursuant to the terms of the Merger Agreement.
(2)	Solar Wind has accrued salary for Mr. Crabb for his services as an executive officer of Solar Wind for the year ended December 31, 2013 in the amount of $60,000 and the balance at December 31, 2013 amounted to $51,469.

Narrative to Summary Compensation Table and Director Compensation Table

During the year ended December 31, 2013, the Company provided no stock options, warrants, or stock appreciation rights.  On December 29, 2010, pursuant to the Merger, Solar Wind Energy, Inc. became a wholly-owned subsidiary of the Company.  Solar Wind has employment agreements with its officers as described below.  Solar Wind has accrued salaries for all its executives from inception through December 31, 2013 and the balance amounted to $437,268 at December 31, 2013, net of issued convertible notes issued in December 2012 as part payment.

No officer or director has outstanding unexercised options, stock that has not vested, or equity incentive plan awards.  The Company maintains no employee benefits plans.

Name	Position(s)	Term	Salary	Bonus	Severance
Ronald W. Pickett	President, Chief Executive Officer	3 years; renewable for 1 year on mutual consent *	$200,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.
Stephen Sadle	Chief Operating Officer	3 years; renewable for 1 year on mutual consent *	$175,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.
Robert P. Crabb	Secretary, Chief Marketing Officer	3 years; renewable for 1 year on mutual consent	$60,000	Board Discretionary	Twelve (12) months salary and benefits for termination without cause.

______________

*	Terms to modify the 1 year contract extension by mutual consent has been agreed to by the Officers and Directors. Under the modification and extension, the contracts will be extended 4 additional years with current salaries being unchanged. Provisions for automatic salary increases based on specific events related to business development successes, rights for the officers to convert any accrued salary into Company notes, and rights to receive warrants to purchase Company stock at market plus 20% premium at the time of the grant while notes are outstanding will be incorporated in the new contracts. The parties have mutually agreed to a stock option plan, the specific terms to be negotiated as part of the final contract.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of March 27, 2013, the beneficial ownership of our common stock by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Ronald W. Pickett	64,655,000		14.1%
Stephen Sadle	57,816,666		12.6%
Robert P. Crabb	12,850,000	(3)	2.8%

______________

(1)	Based upon 458,910,896 shares of Common Stock outstanding as of January 31, 2014.

Security ownership of management

Set forth below is certain information, as of January 31, 2014, as to the Company’s Common Stock beneficially owned by all directors, each of the named executive officers, and directors and executive officers of the Company as a group. Unless otherwise indicated, all beneficial ownership is direct.

Name of Beneficial Owner	Title of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Ronald W. Pickett	President, Chief Executive Officer and Chairman	64,655,000	(3)	14.1%
Stephen Sadle	Chief Operating Officer and Director	57,816,666	(3)	12.6%
Robert P. Crabb	Secretary, Chief Marketing Officer and Director	12,850,000	(3)	2.8%
H. James Magnuson	Director	1,811,114	(2)	*
Arthur P. Dammarell	Director	625,500		*
Directors and executive officers as a group (5 persons)	---	135,946,666		29.6%

______________

* Less than 1%.

(1)	Based upon 458,910,896 shares of Common Stock outstanding as of January 31, 2014.

(2)	Includes 1,368,891 shares held in trust for the benefit of Mr. Magnuson’s relatives. As trustee, Mr. Magnuson has the power to vote such shares, but disclaims any beneficial ownership in the shares.

(3)	Includes common shares issuable upon conversion of convertible notes payable of 10,000,000, 6,666,667 and 2,000,000 shares to Mr. Pickett, Mr. Sadle and Mr. Crabb, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed to us by RBSM LLP, our independent registered public accounting firm for professional services rendered during the fiscal years ended December 31, 2013 and 2012 are set forth below.

(1) Audit Fees

RBSM LLP (“RBSM”) has billed us audit fees of $50,000 and $50,000 during 2013 and 2012, respectively. These fees would relate to the audit of our annual consolidated financial statements and the review of the interim consolidated financial statements and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees

RBSM billed us audit-related fees in the aggregate amount of $13,400 and $6,100 during 2013 and 2012, respectively. These fees relate to the review of the Form 8-K and review of the Company’s registration statements filed with the SEC.

(3) Tax Fees

No fees of this sort were billed by RBSM during 2013 or 2012.

(4) All Other Fees

No fees of this sort were billed by RBSM during 2013 and 2012.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years ended December 31, 2013, 2012 and for the Period from July 26, 2010 (date of inception) through December 31, 2013

Consolidated Statements of Changes in Stockholders’ Deficit for the period from July 26, 2010 (date of inception) through ended December 31, 2013

Consolidated Statements of Cash Flows for Years ended December 31, 2013 and 2012 and for the Period from July 26, 2010 (date of inception) through December 31, 2013

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

______________

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

SOLAR WIND ENERGY TOWER INC. (f/k/a CLEAN WIND ENERGY TOWER, INC.)

Dated: March 28, 2014	By:	/s/ Ronald W. Pickett
Name: Ronald W. Pickett
President, Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2014	By:	/s/ Ronald W. Pickett
Name: Ronald W. Pickett
President, Chief Executive Officer (PEO), Director

Dated: March 28, 2014	By:	/s/ Robert P. Crabb
Name: Robert P. Crabb
Director

Dated: March 28, 2014	By:	/s/ Stephen L. Sadle
Name: Stephen L. Sadle
Director

Dated: March 28, 2014	By:	/s/ H. James Magnuson
Name: H. James Magnuson
Director

Dated: March 28, 2014	By:	/s/ Arthur P. Dammarell
Name: Arthur P. Dammarell
Director

Solar Wind Energy Tower Inc.

(A Development Stage Company)

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and for the period from July 26, 2010 (date of inception) through December 31, 2013	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the period from July 26, 2010 (date of inception) through December 31, 2013	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and for the period from July 26, 2010 (date of inception) through December 31, 2013	F-9

Notes to Consolidated Financial Statements	F-10 to F-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Solar Wind Energy Tower, Inc.

We have audited the accompanying consolidated balance sheets of Solar Wind Energy Tower, Inc. (the “Company”), a development stage company as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2013 and for the period from July 26, 2010 (date of inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of Solar Wind Energy Tower, Inc. as of December 31, 2013 and 2012, and the consolidated results of operations, and cash flows for each of the two years in the period ended December 31, 2013 and for the period from July 26, 2010 (date of inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

March 28, 2014

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets:
Cash	$61,758	$13,761
Total current assets	61,758	13,761

Property and equipment, net	2,284	6,764

Other assets:
Deposits	2,300	2,300

Total assets	$66,342	$22,825

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$171,245	$211,487
Accrued liabilities and expenses	737,964	486,596
Advances from stockholders/officers	170,000	185,000
Notes payable	358,770	268,270
Convertible notes payable, net of unamortized debt discount of $353,129 and $123,525, respectively	278,266	68,975
Convertible notes payable, related party, net of unamortized debt discount of $131,047	148,953	–
Derivative liabilities	689,093	529,785
Total current liabilities	2,554,291	1,750,113

Long term debt:
Convertible notes payable, net of unamortized debt discount of $103,315 and $43,326, respectively	24,456	6,674
Convertible notes payable, related party, net of unamortized debt discount of $262,094	–	17,906
Total long term debt	24,456	24,580

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2013 and 2012	–	–
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 370,728,168 and 279,865,011 shares issued and outstanding as of December 31, 2013 and 2012, respectively	37,073	27,987
Common stock to be issued	420,000	420,000
Additional paid in capital	5,896,890	4,264,979
Accumulated deficit during development stage	(8,866,368)	(6,464,834)
Total stockholders' deficit	(2,512,405)	(1,751,868)

Total liabilities and stockholders' deficit	$66,342	$22,825

See the accompanying notes to the consolidated financial statements.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period
			From July 26, 2010
			(date of inception)
	Year ended December 31,		through
	2013	2012	December 31, 2013
OPERATING EXPENSES:
Research and development	$31,304	$180,916	$648,629
Selling, general and administrative	1,792,769	2,021,555	6,292,817
Depreciation	4,480	4,480	11,157
Total operating expenses	1,828,553	2,206,951	6,952,603

Loss from operations	(1,828,553)	(2,206,951)	(6,952,603)

Other income (expense):
Interest expense	(1,355,537)	(545,451)	(2,083,917)
Loss on modification of debt	–	–	(88,849)
Loss on settlement of debt	–	(787,515)	(787,515)
Gain from change in fair value of derivative liabilities	782,556	174,719	1,046,516

Loss before provision for income taxes	(2,401,534)	(3,365,198)	(8,866,368)

Provision for income taxes (benefit)	–	–	–

NET LOSS	$(2,401,534)	$(3,365,198)	$(8,866,368)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	308,150,223	244,446,234

See the accompanying notes to the consolidated financial statements.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Period From July 26, 2010 (date of inception) Through December 31, 2013

								Deficit
								Accumulated
							Additional	During
	Preferred stock		Common stock		Common to be Issued		Paid In	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, date of inception (July 26, 2010) adjusted for recapitalization	–	$–	20,955,199	$2,096	–	$–	$191,565	$–	$193,661
Recapitalization and direct costs resulting in reverse merger:
Shares to be issued to Clean Wind Energy's stockholders	–	–	–	–	300,000,000	30,000	–	–	30,000
Shares to be issued for consulting services rendered in connection with reverse merger	–	–	–	–	6,100,000	427,000	–	–	427,000
Net loss	–	–	–	–	–	–	–	(838,157)	(838,157)
Balance, December 31, 2010	–	–	20,955,199	2,096	306,100,000	457,000	191,565	(838,157)	(187,496)
Recapitalization and direct costs resulting in reverse merger:
Shares issued to Clean Wind Energy's stockholders	–	–	300,000,000	30,000	(300,000,000)	(30,000)	–	–	–
Shares issued for consulting services rendered in connection with reverse merger	–	–	100,000	10	(100,000)	(7,000)	6,990	–	–
Shares issued for consulting services rendered at $0.20 per share	–	–	100,000	10	–	–	19,990	–	20,000
Shares to be issued in connection with PPM Subscription at $0.10 per share	–	–	–	–	1,200,000	120,000	–	–	120,000
Shares issued in connection with PPM Subscription at $0.10 per share	–	–	1,200,000	120	(1,200,000)	(120,000)	119,880	–	–
Shares issued in connection with PPM Subscription at $0.10 per share	–	–	7,290,000	729	–	–	728,271	–	729,000
Accrued warrants to be issued referring brokers in connection with PPM Subscription at $0.10 per share	–	–	–	–	–	–	(29,400)	–	(29,400)
Subtotal	–	$–	329,645,199	$32,965	6,000,000	$420,000	$1,037,296	$(838,157)	$652,104

See the accompanying notes to the consolidated financial statements.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Period From July 26, 2010 (date of inception) Through December 31, 2013

								Deficit
								Accumulated
							Additional	During
	Preferred stock		Common stock		Common to be Issued		Paid In	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance forward	–	$–	329,645,199	$32,965	6,000,000	$420,000	$1,037,296	$(838,157)	$652,104
Shares issued for consulting services rendered at $0.27 per share	–	–	24,422	2	–	–	6,591	–	6,593
Broker's finder’s fees paid in connection with PPM Subscription	–	–	–	–	–	–	(9,800)	–	(9,800)
Shares issued for consulting services rendered at $0.20 per share	–	–	13,787	1	–	–	2,756	–	2,757
Shares to be issued in connection with PPM Subscription at $0.10 per share	–	–	1,050,000	105	600,000	60,000	104,895	–	165,000
Shares issued for consulting services rendered at $0.12 per share	–	–	150,000	15	–	–	17,985	–	18,000
Shares issued for consulting services rendered at $0.12 per share	–	–	50,000	5	–	–	5,995	–	6,000
Shares forfeited and cancelled by some Clean Wind Energy's stockholders acquired in connection with the merger upon resignation	–	–	(120,600,000)	(12,060)	–	–	12,060	–	–
Shares issued for consulting services rendered at $0.18 per share	–	–	517,111	52	–	–	93,057	–	93,109
Net loss	–	–	–	–	–	–	–	(2,261,479)	(2,261,479)
Balance, December 31, 2011	–	$–	210,850,519	$21,085	6,600,000	$480,000	$1,270,835	$(3,099,636)	$(1,327,716)

See the accompanying notes to the consolidated financial statements.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Period From July 26, 2010 (date of inception) Through December 31, 2013

								Deficit
								Accumulated
							Additional	During
	Preferred stock		Common stock		Common to be Issued		Paid In	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2011	–	$–	210,850,519	$21,085	6,600,000	$480,000	$1,270,835	$(3,099,636)	$(1,327,716)
Shares issued in connection with PPM Subscription at $0.10 per share	–	–	600,000	60	(600,000)	(60,000)	59,940	–	–
Shares issued for accrued expenses at $0.13 per share	–	–	261,556	26	–	–	34,441	–	34,467
Shares issued for future services	–	–	21,500,000	2,150	–	–	(2,150)		–
Shares issued for consulting services rendered	–	–	7,751,176	776	–	–	289,872	–	290,648
Sale of common stock at $0.10 per share	–	–	850,000	85	–	–	84,915		85,000
Shares issued in connection with the exercise of warrants at $0.10 per share	–	–	2,300,000	230	–	–	229,770	–	230,000
Shares issued in settlement of debt	–	–	35,751,760	3,575	–	–	1,221,595	–	1,225,170
Beneficial conversion feature reclassified to equity upon repayment of convertible notes	–	–	–	–	–	–	209,487	–	209,487
Stock based compensation	–	–	–	–	–	–	866,274	–	866,274
Net loss	–	–	–	–	–	–	–	(3,365,198)	(3,365,198)
Balance, December 31, 2012	–	$–	279,865,011	$27,987	6,000,000	$420,000	$4,264,979	$(6,464,834)	$(1,751,868)

See the accompanying notes to the consolidated financial statements.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Period From July 26, 2010 (date of inception) Through December 31, 2013

								Deficit
								Accumulated
							Additional	During
	Preferred stock		Common stock		Common to be Issued		Paid In	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2012	–	$–	279,865,011	$27,987	6,000,000	$420,000	$4,264,979	$(6,464,834)	$(1,751,868)
Shares issued for consulting services rendered	–	–	19,350,251	1,935	–	–	79,985	–	81,920
Shares issued in settlement of debt	–	–	66,073,247	6,607	–	–	882,433	–	889,040
Sale of common stock	–	–	5,439,659	544	–	–	64,956	–	65,500
Stock based compensation	–	–	–	–	–	–	560,969	–	560,969
Fair value of warrants issued in connection with notes payable	–	–	–	–	–	–	43,568	–	43,568
Net loss	–	–	–	–	–	–	–	(2,401,534)	(2,401,534)
Balance, December 31, 2013	–	$–	370,728,168	$37,073	6,000,000	$420,000	$5,896,890	$(8,866,368)	$(2,512,405)

See the accompanying notes to the consolidated financial statements.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			From July 26, 2010
			(date of inception)
	For the year ended December 31,		through
	2013	2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,401,534)	$(3,365,198)	$(8,866,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,480	4,480	11,157
Amortization of debt discounts	816,642	255,543	1,124,407
Amortization of financing costs	33,823	59,500	93,323
Non cash interest	380,741	172,116	680,644
Stock based compensation	642,889	1,156,921	2,373,269
Fair value of warrants issued in connection with notes payable	43,568	–	43,568
Loss on settlement of debt	–	787,515	787,515
Loss on debt modification	–	–	88,849
Gain from change in fair value of derivative liabilities	(782,556)	(174,719)	(1,046,516)
Changes in operating assets and liabilities:
Advances from stockholders/officers	(15,000)	10,000	–
Accounts payable and accrued expenses	265,767	216,271	1,558,643
Net cash used in operating activates	(1,011,180)	(877,571)	(3,151,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from reverse merger	–	–	223,586
Purchase of property and equipment	–	–	(13,441)
Payment of long term deposit	–	–	(9,330)
Net cash provided by investing activities	–	–	200,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's common stock	–	–	75
Proceeds from sale of common stock	65,500	85,000	1,154,700
Proceeds from exercise of warrants	–	230,000	230,000
Proceeds from issuance of note payable	75,000	301,500	376,500
Proceeds from issuance of convertible notes payable	925,677	332,500	1,368,177
Repayments of convertible notes payable	(7,000)	(110,000)	(117,000)
Net cash provided by financing activities	1,059,177	839,000	3,012,452

Net increase (decrease) in cash	47,997	(38,571)	61,758
Cash, beginning of period	13,761	52,332	–

Cash, end of period	$61,758	$13,761	$61,758

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$–	$98,778	$98,778
Income taxes paid	$–	$–	$–

Non cash investing and financing activities:
Accrued warrants to be issued to referring brokers in connection with PPM subscription at $0.10 per share	$–	$–	$29,400
Shares forfeited and cancelled by some of Solar Wind Energy's stockholders acquired in connection with the merger upon resignation	$–	$–	$12,060
Notes payable issued in settlement of accounts payable	$–	$268,270	$268,270
Convertible notes payable issued in settlement of accrued officer salaries	$–	$280,000	$280,000
Common stock issued in settlement of debt	$889,040	$1,225,170	$2,114,210

See the accompanying notes to the consolidated financial statements.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 – NATURE OF OPERATIONS

Solar Wind Energy Tower, Inc. (the “Company”, “we”, “us”, “our”) (formerly known as Superior Silver Mines, Inc.) was incorporated in the State of Idaho on January 22, 1962 as Superior Mines Company and then changed its name to Superior Silver Mines, Inc. The Company reincorporated as a Nevada corporation on December 27, 2010. The Company has been dormant for a number of years, and has no known mineral reserves.

On December 29, 2010, Solar Wind Energy Tower, Inc., a Nevada corporation (the “Company” or "Solar Wind"), completed a reverse merger (the “Merger”) with Solar Wind Energy, Inc. (f/k/a Clean Wind Energy, Inc), a corporation formed under the laws of the State of Delaware on July 26, 2010 (“Solar Wind - Subsidiary”).  In connection with the Merger, the Company issued to the stockholders of Solar Wind - Subsidiary in exchange for their Solar Wind - Subsidiary Common Stock, the right to receive an aggregate of 300,000,000 shares of the Company’s Common Stock.  As a result of the reverse merger, Solar Wind - Subsidiary is now a wholly-owned subsidiary of the Company.

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

On January 21, 2011, the Company changed its name to Clean Wind Energy Tower, Inc. and on March 11, 2013, changed its name to Solar Wind Energy Tower, Inc. along with its wholly-owned subsidiary, a corporation formed under the laws of the State of Delaware, which changed its name from Clean Wind Energy, Inc. to Solar Wind Energy, Inc. In addition, effective January 24, 2011, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from SSVM.OB to CWET.OB and on March 11, 2013, in conjunction with our name change, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from CWET.OB to SWET.OB.

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

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Topic ASC 360, “Property, Plant and Equipment”. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to our current business model.

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants. Fully diluted shares as of December 31, 2013 and 2012 were 473,674,550 and 286,418,391, respectively.

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

Stock-based compensation expense in connection with stock granted to consultants in exchange for services rendered for the years ended December 31, 2013 and 2012 was $642,889 and $1,156,921, respectively.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $31,304, $180,916 and $648,629 research and development costs for the years ended December 31, 2013, 2012 and for the period from July 26, 2010 (date of inception) through December 31, 2013, respectively. The company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. For the period from July 26, 2010 (date of inception) through December 31, 2013, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $(2,401,534) for the year ended December 31, 2013, accumulated deficit of $(8,866,368) and total current liabilities in excess of current assets of $(2,492,533) as of December 31, 2013.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. During the year ended December 31, 2013, certain shareholders of the Company have committed to meeting operating expenses. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of December 31, 2013 and 2012 consist of the following:

	2013	2012
Accrued payroll	$505,118	$292,365
Accrued payroll taxes payable	–	18,330
Accrued stock purchase warrants	29,400	29,400
Accrued lawsuit (Note 6 below)	122,985	122,985
Accrued interest and other	80,461	23,516
Total	$737,964	$486,596

NOTE 5 – ADVANCES FROM SHAREHOLDERS/OFFICERS

Advances from shareholders are comprised of the following:

	2013	2012
Cash advances	$–	$15,000
Fair value of common stock pledged as collateral by shareholder (see below)	170,000	170,000
Total	$170,000	$185,000

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

NOTE 6 – NOTE PAYABLE

On June 20, 2012, the Company issued three promissory notes payable in the aggregate of $268,270 in settlement of outstanding accounts payable. The notes mature earlier of (1) one year from the date of issuance, (2) completion of any major financing event or events in which the Company receives aggregate proceeds of $2,000,000 or more, or (3) any liquidation or reorganization, merger or recapitalization of the Company, bear an interest rate of 8% per annum due at maturity and are unsecured.

On June 6, 2013, the Company issued a secured promissory note payable with a face amount of $97,500 with an original interest discount (“OID”) of $22,500. The note was originally due in full on October 3, 2013, subsequently extended to November 15, 2013, and is secured by a Company issued note to the Company’s CEO for $150,000 (See note 8). The Company is obligated to file by July 5, 2013 a registration statement on Form S-1 registering an equity line of credit to the benefit of the note holder and to become effective by September 18, 2013. The Company filed Form S-1 on June 24, 2013 and on October 16, 2013 became effective. Effective November 16, 2013, the promissory note was in default, the promissory note became due and payable with interest rate at 22% per annum thereafter for any unpaid balance.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	December 31, 2013	December 31, 2012
Convertible note payable, due March 21, 2013, net of unamortized debt discount of $5,091	$–	$12,409
Convertible note payable, due July 11, 2013, net of unamortized debt discount and OID of $26,301	–	23,699
Convertible note payable, due May 6, 2013, net of unamortized debt discount of $15,978	–	19,022
Convertible note payable, due October 3, 2013, net of unamortized debt discount and OID of $18,904	–	6,096
Convertible note payable, due August 13, 2013, net of unamortized debt discount of $26,399	–	6,101
Convertible promissory notes, due December 31, 2014, net of unamortized debt discount of $119,274 and $43,326, respectively	119,726	6,674
Convertible note payable, due September 19, 2013, net of unamortized debt discount of $30,852	–	1,648
Convertible note payable, due January 24, 2015, net of unamortized debt discount and OID of $17,712	10,059	–
Convertible note payable, due December 19, 2013	32,500

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
Convertible note payable, due July 1, 2014, net of unamortized debt discount and OID of $12,478	$15,492	$–
Convertible note payable, due April 15, 2014, net of unamortized debt discount of $12,231	20,269	–
Convertible note payable, due May 15, 2014, net of unamortized debt discount of $13,500	14,000	–
Convertible note payable, due January 24, 2015, net of unamortized debt discount of $36,977	13,023	–
Convertible note payable, due August 21, 2014, net of unamortized debt discount and OID of $19,925	11,287	–
Convertible promissory notes, due June 18, 2014, net of unamortized debt discount of $19,973	12,527	–
Convertible promissory note, due July 14, 2014, net with unamortized debt discount and OID of $20,569	17,931	–
Convertible promissory note, due August 16, 2014, net of unamortized debt discount and OID of $24,049	14,451	–
Convertible promissory note, due October 22, 2014, net of unamortized debt discount and OID of $25,226	5,986	–
Convertible promissory note, due November 1, 2014, net of unamortized debt discount and OID of $47,226	10,274	–
Convertible promissory note, due September 10, 2014, net of unamortized debt discount of $38,678	3,822	–
Convertible promissory note, due January 24, 2015, net of unamortized debt discount of $48,625	1,375	–
Total	302,722	75,649
Less short term portion	(278,266)	(68,975)
Long term portion	$24,456	$6,674

Asher notes:

In 2012 and 2013, the Company entered into a Securities Purchase Agreements with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the aggregate principal amounts outstanding as of December 31, 2013 and 2012 of $135,000 and $117,500, respectively.

These notes bear interest at the rate of 8% per annum. All interest and principal must be repaid approximately nine months from the date of issuances. The Notes are convertible into common stock, at Asher’s option, at a 42% to 49% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

In the event the Company prepays the notes in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

JMJ Financial

On July 11, 2012, the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $275,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on July 25, 2012. During the years ended December 31, 2013 and 2012, the Company received tranches of net proceeds in the amounts of $135,000 and $67,500, respectively. As of December 31, 2013 and 2012, the aggregate principal amount outstanding under the July 11, 2012 issued convertible promissory note was $90,395 and $75,000, respectively.

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

Typenex Co-Investment, LLC

On May 13, 2013, the Company issued a Convertible Promissory Note to Typenex Co-Investment, LLC (“Typenex”) providing Typenex with the ability to invest up to $555,000 which contains a 10% original issue discount (the “Typenex Note”). The transaction closed on May 13, 2013. All issued tranches are due 20 months from the date of issuance. During the year ended December 31, 2013, the Company received tranches of net proceeds in the amounts of $205,000. As of December 31, 2013, the aggregate principal amount outstanding under the July 25, 2012 issued convertible promissory note was $127,771.

The Note is convertible into common stock, at holder’s option, at the lower of i) 35% discount to the average of the two lowest closing bid prices of the common stock during the 20 trading day period prior to conversion or 40% if average of the two lowest bid prices are less than $0.01 or ii) $0.04.

In connection with the issuance of the Convertible Promissory Note on May 13, 2013, the Company issued the note holder a warrant to purchase 2,187,101 shares of the Company’s common stock at $0.10 per share for five years. The fair value of the issued warrants of $43,568 was determined using the Black-Scholes option model with the following assumptions:

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

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The Note is convertible into common stock, at Phoenix’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. As of December 31, 2013, the aggregate principal amount outstanding under the June 20, 2013 issued convertible promissory note was $32,500.

LG Capital Funding, LLC

During the year ended December 31, 2013, the Company issued two Convertible Redeemable Notes to LG Capital LLC in an aggregate principal amount of $77,000. The notes bear interest rate of 8% per annum, contain an original issue discount of 10% and are due one year from the date of issuance.

The notes are convertible into common stock, at holder’s option, at the lower of i) 42% discount to the average of the two lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. As of December 31, 2013, the aggregate principal amount outstanding was $77,000.

JDF Capital Inc.

On November 1, 2013, the Company issued an unsecured Convertible Promissory Note to JDF Capital, Inc. ("JDF"), in the principal amount of $57,500 (the "Note"). The total net proceeds the Company received from this Offering was $50,000 with an OID of $5,000 and due November 1, 2014.

The Note is convertible into common stock, at JDF’s option, at a 42% discount to the average of the lowest closing price of the common stock during the 10 trading day period prior to conversion or the closing price at conversion. As of December 31, 2013, the aggregate principal amount outstanding under the November 1, 2013 issued convertible promissory note was $57,500.

PPM

During the months of December 2012 and January 2013, the Company issued an aggregate of thirteen convertible promissory notes to investors in the aggregate principal amount of $239,000. The total net proceeds the Company received from this Offering was $239,000.

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

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

At the inception of the 2013 Notes, the Company determined the aggregate fair value of $1,290,328 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 158.78% to 203.63%, (3) weighted average risk-free interest rate of 0.10 % to 0.28%, (4) expected life of 0.75 to 1.95 years, and (5) estimated fair value of the Company’s common stock of $0.0116 to $0.0251 per share.

The determined fair value of the debt derivatives of $1,290,328 was charged as a debt discount up to the net proceeds of the note with the remainder $350,468 charged to current period operations as non-cash interest expense.

At December 31, 2013, the Company marked to market the fair value of the debt derivatives and determined a fair value of $589,558. The Company recorded a gain from change in fair value of debt derivatives of $618,035 for the year ended December 31, 2013. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 157.27%, (3) weighted average risk-free interest rate of 0.01% to 0.13%, (4) expected life of 0.01 to 1.07 years, and (5) estimated fair value of the Company’s common stock of $0.0072 per share.

The charge of the amortization of debt discounts and costs for the years ended December 31, 2013 and 2012 was $816,642 and $255,352, respectively, which was accounted for as interest expense. Also, the Company has accrued interest expense of $55,901 as of December 31, 2013.

During the year ended December 31, 2013, the Company issued an aggregate of 66,073,247 shares of its common stock in settlement of the convertible note payable and related interest.

NOTE 8 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

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

The determined fair value of the debt derivatives of $262,285 was charged as a debt discount up to the net proceeds of the notes.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

At December 31, 2013, the Company marked to market the fair value of the debt derivatives and determined a fair value of $53,699. The Company recorded a gain from change in fair value of debt derivatives of $140,769 for the year ended December 31, 2013. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 157.27%, (3) weighted average risk-free interest rate of 0.13%, (4) expected life of 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.0072 per share.

The charge of the amortization of debt discounts and costs for the years ended December 31, 2013 and 2012 was $131,047 and $191, respectively, which was accounted for as interest expense. Also, the Company has accrued interest expense of $22,433 as of December 31, 2013.

NOTE 9 – DERIVATIVE LIABILITIES

As described in Notes 7 and 8 above, the Company issued convertible notes that contain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date. Refer to Notes 7 and 8 for assumptions used to determine fair values.

NOTE 10 – EQUITY FACILITY AGREEMENT

On June 6, 2013, the Company entered into a Committed Equity Facility Agreement for an aggregate of $3,000,000 expiring the earliest of advances up to the facility amount ($3,000,000), default (as defined) or June 6, 2016.

The Company may request an advance up to the maximum amount, defined as 200% of the average daily value traded for 10 trading days immediately prior to the date of delivery of advance notice, by delivering the Company’s common stock at an advance rate of 75% of the lowest volume weighted average price five consecutive trading days before advance notice.

The Company is required to maintain an effective registration statement to utilize the equity facility.

As of December 31, 2013, the Company issued 3,406,326 shares of its common stock for an advance of $35,000 under the equity facility agreement.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company leases a suite of offices and shared support services at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 month to month basis.

Rental expenses charged to operations for the year ended December 31, 2013 and 2012 was $23,916 and $71,366, respectively.

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

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

On December 29, 2010, pursuant to the Merger, Solar Wind Energy, Inc. became a wholly-owned subsidiary of the Company. Solar Wind has employment agreements with its executive officers. Each of the employment agreements was entered into on September 22, 2010 and amended on November 22, 2010.

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

The foregoing descriptions of the employment agreements do not purport to be completed and are qualified in their entirety by reference to such employment agreements which are included as exhibits to this Form 10-K, were filed with the SEC on Form 8-K on December 30, 2010.

In connection with the private placement subscription the Company has also agreed to issue to the referring brokers, five-year warrants to purchase an aggregate of 98,000 shares of common stock at an exercise price of $0.10 per share. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.00%, a dividend yield of 0%, and volatility of 247%. The amount of $29,400 attributed to the value of the warrants to be issued and has been accrued for as of December 31, 2013, which is charged to additional paid-in capital.

Litigation

Hanover Holdings I, LLC vs Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.)

On December 27, 2012, we were served with a Complaint in the matter of Hanover Holdings I, LLC filed with the Supreme Court of the State of New York, stipulating that Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) has yet to pay the remaining outstanding balance, related interest and penalties, as described in a convertible promissory note issued by Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) to the benefit of Hanover Holdings I, LLC on February 29, 2012 and has failed to honor a notice of conversion issued by Hanover Holdings I, LLC on or about September 7, 2012. Total claim amount is for $122,985. The Company does not believe any additional payments are due to Hanover Holdings I, LLC and is vigorously defend its position. However, the ultimate outcome cannot be determined at this time.

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

NOTE 12 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of December 31, 2013 and 2012, the Company did not have any preferred stock issued and outstanding.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2013 and 2012, the Company has 370,728,168 and 279,865,011, respectively, shares of common stock issued and outstanding.

During the year ended December 31, 2013, the Company issued an aggregate of 19,350,251 shares of common stock for services rendered of $81,920.

During the year ended December 31, 2013, the Company issued an aggregate of 66,073,247 shares of common stock in settlement of $532,967 of convertible notes payable and related accrued interest.

During the year ended December 31, 2013, the Company issued 2,033,333 of common stock for net proceeds of $30,500.

During the year ended December 31, 2013, the Company issued 3,406,326 of common stock for net proceeds of $35,000 under an equity facility agreement.

In 2013 and 2012, the Company issued an aggregate of 15,000,000 and 21,500,000 shares of common stock for future services of $328,500 and $1,745,690, respectively. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the years ended December 31, 2013 and 2012, the Company recorded $560,968 and $866,274, respectively, as stock based compensation.

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

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 13 – WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at December 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	2,187,101	4.37	$0.10	2,187,101	$0.10

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	–	$–
Granted	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2012	–	–
Granted	2,187,101	0.10
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2013	2,187,101	$0.10

As described in Note 7, in connection with the issuance of the Convertible Promissory Note on May 13, 2013, the Company issued the note holder a warrant to purchase 2,187,101 shares of the Company’s common stock at $0.10 per share for five years.

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

NOTE 14 – INCOME TAXES

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

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

For the period from July 26, 2010 (date of inception) through December 31, 2013, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $5,600,000, which expiring through the year of 2033. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) for the years ended December 31, 2013 and 2012 consists of the following:

	2012	2012
Federal:
Current	$–	$–
Deferred	1,266,000	1,209,000
	1,266,000	1,209,000
State and local:
Current	–	–
Deferred	196,000	187,000
	196,000	187,000

Change in valuation allowance	(1,462,000)	(1,396,000)

Income tax provision (benefit)	$–	$–

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the year ended December 31, 2013 and 2012as follows:

December 31, 2013 and 2012
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

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2013	2012
Deferred tax assets (liabilities):
Stock based compensation issued and to be issued for services rendered	$817,000	$1,157,000
Net operating loss carry forward	449,000	1,108,000
Less: valuation allowance	(1,266,000)	(2,265,000)
Net deferred tax asset	$–	$–

The Company has not yet filed its tax returns for the period from July 26, 2010 (date of inception) through December 31, 2013.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

NOTE 15 – FAIR VALUE MEASUREMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$689,093	$689,093
Total	$–	$–	$689,093	$689,093

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Years ended December 31, 2013 and 2012:

Derivative Liability
Balance, December 31, 2011	$237,395

Transfers out at mark-market value on date of payoff or conversion	(331,717)

Transfers in upon initial fair value of derivative liability	798,826

Gain from change in fair value of derivative liability	(174,719)

Balance, December 31, 2012	$529,785

Transfers out at mark-market value on date of payoff or conversion	(348,464)

Transfers in upon initial fair value of derivative liability	1,290,328

Gain from change in fair value of derivative liability	(782,556)

Balance, December 31, 2013	689,093

Total gain for the period included in earnings relating to the derivative liabilities held at December 31, 2013	$782,556

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent issuances of common stock

In January 2014, the Company issued an aggregate of 33,092,007 shares of common stock in settlement of $109,407 outstanding notes payable and accrued interest.

In February 2014, the Company issued an aggregate of 16,432,275 shares of common stock in settlement of $56,100 outstanding notes payable and accrued interest.

In March 2014, the Company issued an aggregate of 31,533,446 shares of common stock in settlement of $87,961 outstanding notes payable.

In March 2014, the Company sold 7,125,000 shares of its common stock for net proceeds of $25,000.

Subsequent financing

Asher Enterprises, Inc.

On January 8, 2014, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note"). The total net proceeds the Company received from this Offering was $30,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 10, 2014. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

On February 12, 2014, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $27,500 (the "Note"). The total net proceeds the Company received from this Offering was $25,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on November 14, 2014. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Typenex Co-Investment, LLC

On February 26, 2014, the Company received a $50,000 tranche under the May 13, 2013 Convertible Promissory Note to Typenex Co-Investment, LLC (“Typenex”). (See Note 7). All issued tranches are due 20 months from the date of issuance.

The Note is convertible into common stock, at holder’s option, at the lower of i) 35% discount to the average of the two lowest closing bid prices of the common stock during the 20 trading day period prior to conversion or 40% if average of the two lowest bid prices are less than $0.01 or ii) $0.04.

