Form 10-Q
period 2014-03-31
SOLAR WIND ENERGY TOWER, INC.
filed 2014-05-15
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 503,426,537 shares of Common Stock ($0.0001 par value) as of May 5, 2014.

Solar Wind Energy Tower, Inc.

(A Development Stage Company)

FORM 10-Q for the Quarter Ended March 31, 2014

Index

Page

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets: March 31, 2014 (unaudited) and December 31, 2013	3

Condensed Consolidated Statements of Operations: For the three months ended March 31, 2014 and 2013 and for the period from July 26, 2010 (date of inception) through March 31, 2014 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Deficit For the three months ended March 31, 2014 (unaudited)	5

Condensed Consolidated Statements of Cash Flows: For the three months ended March 31, 2014 and 2013 and for the period from July 26, 2010 (date of inception) through March 31, 2014 (unaudited)	6

Notes to Condensed Consolidated Financial Statements: March 31, 2014 (Unaudited)	7

Item 2. Management’s Discussion and Analysis	19

Item 3. Quantitative and Qualitative Disclosures About Material Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosures	26

Item 5. Other Information.	26

Item 6. Exhibits	27

Signatures	28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$7,849	$61,758
Total current assets	7,849	61,758

Property and equipment, net	1,295	2,284

Other assets:
Deposits	1,559	2,300

Total assets	$10,703	$66,342

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$148,146	$171,245
Accrued liabilities and expenses	813,585	737,964
Advances from stockholders/officers	170,000	170,000
Notes payable	358,770	358,770
Convertible notes payable, net of unamortized debt discount of $344,002 and $353,129, respectively	300,314	278,266
Convertible notes payable, related party, net of unamortized debt discount of $98,734 and $131,047, respectively	181,266	148,953
Derivative liabilities	516,610	689,093
Total current liabilities	2,488,691	2,554,291

Long term debt:
Convertible notes payable, net of unamortized debt discount of $103,315	–	24,456
Total liabilities	2,488,691	2,578,747

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2014 and December 31, 2013	–	–
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 464,660,896 and 370,728,168 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	46,466	37,073
Common stock to be issued	420,000	420,000
Additional paid in capital	6,622,019	5,896,890
Accumulated deficit during development stage	(9,566,473)	(8,866,368)
Total stockholders' deficit	(2,477,988)	(2,512,405)

Total liabilities and stockholders' deficit	$10,703	$66,342

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			For the period
			From July 26, 2010
			(date of inception)
	Three months ended March 31,		through
	2014	2013	March 31, 2014
OPERATING EXPENSES:
Research and development	$9,033	$13,893	$657,662
Selling, general and administrative	425,558	395,129	6,718,375
Depreciation	988	1,120	12,145
Total operating expenses	435,579	410,142	7,388,182

Loss from operations	(435,579)	(410,142)	(7,388,182)

Other income (expense):
Interest expense	(305,934)	(255,800)	(2,389,851)
Loss on modification of debt	–	–	(88,849)
Loss on settlement of debt	–	–	(787,515)
Gain (loss) on change in fair value of derivative liabilities	41,408	(1,110,140)	1,087,924

Loss before provision for income taxes	(700,105)	(1,776,082)	(9,566,473)

Provision for income taxes (benefit)	–	–	–

NET LOSS	$(700,105)	$(1,776,082)	$(9,566,473)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	408,690,396	286,690,839

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

	Preferred stock		Common stock		Common to be Issued		Additional Paid In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, January 1, 2014	–	$–	370,728,168	$37,073	6,000,000	$420,000	$5,896,890	$(8,866,368)	$(2,512,405)
Shares issued in settlement of debt	–	–	86,807,728	8,681	–	–	525,880	–	534,561
Sale of common stock	–	–	7,125,000	712	–	–	24,288	–	25,000
Reclassify fair value of warrants from equity to liability	–	–	–	–	–	–	(13,202)	–	(13,202)
Stock based compensation	–	–	–	–	–	–	188,163	–	188,163
Net loss	–	–	–	–	–	–	–	(700,105)	(700,105)
Balance, March 31, 2014	–	$–	464,660,896	$46,466	6,000,000	$420,000	$6,622,019	$(9,566,473)	$(2,477,988)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			For the period
			From July 26, 2010
			(date of inception)
	For the three months ended March 31,		through
	2014	2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(700,105)	$(1,776,082)	$(9,566,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	988	1,120	12,145
Amortization of debt discounts	272,057	136,560	1,396,464
Amortization of financing costs	5,000	7,500	98,323
Non cash interest	14,433	94,805	695,077
Stock based compensation	188,163	115,824	2,561,432
Fair value of warrants issued in connection with notes payable	–	–	43,568
Loss on settlement of debt	–	–	787,515
Loss on debt modification	–	–	88,849
Gain (loss) from change in fair value of derivative liabilities	(41,408)	1,110,141	(1,087,924)
Changes in operating assets and liabilities:
Advances from stockholders/officers	–	(15,000)	–
Accounts payable and accrued expenses	56,963	72,740	1,615,606
Net cash used in operating activates	(203,909)	(252,392)	(3,355,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from reverse merger	–	–	223,586
Purchase of property and equipment	–	–	(13,441)
Payment of long term deposit	–	–	(9,330)
Net cash provided by investing activities	–	–	200,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subsidiary's common stock	–	–	75
Proceeds from sale of common stock	25,000	–	1,179,700
Proceeds from exercise of warrants	–	–	230,000
Proceeds from issuance of note payable	–	–	376,500
Proceeds from issuance of convertible notes payable	125,000	264,000	1,493,177
Repayments of convertible notes payable	–	–	(117,000)
Net cash provided by financing activities	150,000	264,000	3,162,452

Net (decrease) increase in cash	(53,909)	11,608	7,849
Cash, beginning of period	61,758	13,761	–

Cash, end of period	$7,849	$25,369	$7,849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$–	$–	$98,778
Income taxes paid	$–	$–	$–

Non cash investing and financing activities:
Accrued warrants to be issued referring brokers in connection with PPM subscription at $0.10 per share	$–	$–	$29,400
Shares forfeited and cancelled by some Solar Wind Energy's stockholders acquired in connection with the merger upon resignation	$–	$–	$12,060
Notes payable issued in settlement of accounts payable	$–	$–	$268,270
Convertible notes payable issued in settlement of accrued officer salaries	$–	$–	$280,000
Common stock issued in settlement of debt	$534,561	$178,865	$2,648,771

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $700,105 and $1,776,082 for the three month periods ended March 31, 2014 and 2013, respectively, accumulated deficit of $9,566,473 and total current liabilities in excess of current assets of $2,480,842 as of March 31, 2014.

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

Net loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive for the three months ended March 31, 2014 and 2013. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and exercise of warrants. Fully diluted shares for the three ended March 31, 2014 and 2013 were 605,240,364 and 352,069,509, respectively.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $9,033 and $13,893 for the three months ended March 31, 2014 and 2013, respectively and $657,662 research and development costs from July 26, 2010 (date of inception) through March 31, 2014. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

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

Stock-based compensation expense in connection with stock granted to consultants in exchange for services rendered for the three months ended March 31, 2014 and 2013 was $188,163 and $115,824, respectively, and $2,561,432 from July 26, 2010 (date of inception) through March 31, 2014.

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has reset provisions to the exercise price if the Company issues equity or a right to receive equity, at a price less than the exercise prices. In addition, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of convertible notes after consideration of all existing instruments that could be settled in shares.

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. For the period from July 26, 2010 (date of inception) through March 31, 2014, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

NOTE 2 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014	December 31, 2013
Accrued payroll	$537,138	$505,118
Accrued stock purchase warrants	29,400	29,400
Accrued lawsuit (Note 10 below)	122,985	122,985
Accrued interest and other	124,062	80,461
Total	$813,585	$737,964

NOTE 3 – ADVANCES FROM SHAREHOLDERS/OFFICERS

Advances from shareholders are comprised of the fair value of common stock pledged as collateral by shareholder (see Note 10 below).

NOTE 4 – NOTE PAYABLE

On June 20, 2012, the Company issued three promissory notes payable in the aggregate of $268,270 in settlement of outstanding accounts payable. The notes mature earlier of (1) one year from the date of issuance, (2) completion of any major financing event or events in which the Company receives aggregate proceeds of $2,000,000 or more, or (3) any liquidation or reorganization, merger or recapitalization of the Company, bear an interest rate of 8% per annum due at maturity and are unsecured. The notes are currently in default.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	March 31, 2014	December 31, 2013
Convertible promissory notes, due December 31, 2014, net of unamortized debt discount of $89,864 and $119,274, respectively	$149,136	119,726
Convertible note payable, due January 24, 2015, net of unamortized debt discount and OID of $17,712	–	10,059
Convertible note payable, due December 19, 2013	–	32,500

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

	March 31, 2014	December 31, 2013
Convertible note payable, due July 1, 2014, net of unamortized debt discount and OID of $12,478	$–	$15,492
Convertible note payable, due April 15, 2014, net of unamortized debt discount of $12,231	–	20,269
Convertible note payable, due May 15, 2014, net of unamortized debt discount of $13,500	–	14,000
Convertible note payable, due January 24, 2015, net of unamortized debt discount of $6,897 and $36,977, respectively	5,236	13,023
Convertible note payable, due August 21, 2014, net of unamortized debt discount and OID of $19,925	–	11,287
Convertible promissory notes, due June 18, 2014, net of unamortized debt discount of $19,973	–	12,527
Convertible promissory note, due July 14, 2014, net with unamortized debt discount and OID of $11,075 and $20,569, respectively	27,425	17,931
Convertible promissory note, due August 16, 2014, net of unamortized debt discount and OID of $14,556 and $24,049, respectively	23,944	14,451
Convertible promissory note, due October 22, 2014, net of unamortized debt discount and OID of $17,530 and $25,226, respectively	13,683	5,986
Convertible promissory note, due November 1, 2014, net of unamortized debt discount and OID of $33,048 and $47,226, respectively	24,452	10,274
Convertible promissory note, due September 10, 2014, net of unamortized debt discount of $24,919 and $38,678, respectively	17,581	3,822
Convertible promissory note, due January 24, 2015, net of unamortized debt discount of $37,375 and $48,625, respectively	12,625	1,375
Convertible promissory note, due October 10, 2014, net of unamortized debt discount of $22,809	9,691	–
Convertible promissory note, due November 14, 2014, net of unamortized debt discount of $22,800	4,700	–
Convertible promissory note, due February 20, 2015, net of unamortized debt discount and OID of $22,291	2,679	–
Convertible promissory note, due January 24, 2015, net of unamortized debt discount of $40,838	9,162	–
Total	300,314	302,722
Less short term portion	(300,314)	(278,266)
Long term portion	$–	$24,456

Asher notes:

On January 8, 2014, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note"). The financing closed on January 8, 2014. The total net proceeds the Company received from this Offering was $30,000.

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

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

On February 12, 2014, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $27,500 (the "Note"). The financing closed on February 12, 2014. The total net proceeds the Company received from this Offering was $25,000.

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

JMJ Financial

On July 11, 2012, the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $275,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on July 25, 2012. During the three months ended March 31, 2014, the Company received tranches of net proceeds in the amounts of $20,000. As of March 31, 2014 and December 31, 2013, the aggregate principal amount outstanding under the July 11, 2012 issued convertible promissory note was $56,183 and $90,395, respectively.

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

On February 26, 2014, the Company issued a $50,000 Convertible Promissory Note (the “Note”) to Typenex Co-Investment LLC under the May 13, 2013 described transaction. The total proceeds the Company received from this offering was $50,000.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

At the inception of the 2014 Notes, the Company determined the aggregate fair value of $139,765 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 157.33% to 166.83%, (3) weighted average risk-free interest rate of 0.11 % to 0.23%, (4) expected life of 0.75 to 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.0047 to $0.0075 per share.

The determined fair value of the debt derivatives of $139,764 was charged as a debt discount up to the net proceeds of the note with the remainder of $14,433 charged to current period operations as non-cash interest expense.

At March 31, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $486,777. The Company recorded a gain from change in fair value of debt derivatives of $4,340 for the three months ended March 31, 2014. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 159.11%, (3) weighted average risk-free interest rate of 0.05% to 0.13%, (4) expected life of 0.22 to 0.89 years, and (5) estimated fair value of the Company’s common stock of $0.0048 per share.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2014 and 2013 was $229,708 and $104,247, respectively, which was accounted for as interest expense. Also, the Company has accrued interest expense of $27,963 as of March 31, 2014.

During the three months ended March 31, 2014, the Company issued an aggregate of 86,807,728 shares of its common stock in settlement of the convertible note payable and related interest.

NOTE 6 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

During 2012, the Company issued an aggregate of $280,000 convertible promissory notes to officers and key employees in settlement of accrued salaries.

The convertible promissory notes bear interest at the rate of 8% per annum. All interest and principal must be repaid on December 31, 2014. The convertible promissory notes are convertible into common stock, at the holders’ option at $0.015 per common share.

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

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

The determined fair value of the debt derivatives of $262,285 was charged as a debt discount up to the net proceeds of the note.

At March 31, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $21,599. The Company recorded a gain from change in fair value of debt derivatives of $32,100 for the three months ended March 31, 2014. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 159.11%, (3) weighted average risk-free interest rate of 0.13%, (4) expected life of 0.75 years, and (5) estimated fair value of the Company’s common stock of $0.0048 per share.

The charge of the amortization of debt discounts and costs for the three ended March 31, 2014 and 2013 was $32,313 and $32,313, respectively, which was accounted for as interest expense. Also, the Company has accrued interest expense of $27,956 as of March 31, 2014.

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

During the three months ended March 31, 2014, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of convertible notes after consideration of all existing instruments that could be settled in shares.  The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

The Company determined the previously issued warrants required reclassification from equity as of January 2014. Accordingly, the Company reclassified the determined fair value of $13,202 from additional paid in capital to derivative liabilities.

The fair value of the derivative in January 2014 was determined using the Black Sholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 157.27%; risk free rate: 1.75%; and expected life: 4.37 years.

At March 31, 2014, the Company marked to market the fair value of the warrant derivative and determined a fair value of $8,234. The Company recorded a gain from change in fair value of derivative of $4,968 for the three months ended March 31, 2014. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 159.11%, (3) weighted average risk-free interest rate of 1.73%, (4) expected life of 4.12 years, and (5) estimated fair value of the Company’s common stock of $0.0048 per share.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

NOTE 8 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of March 31, 2014 and December 31, 2013, the Company did not have any preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2014 and December 31, 2013, the Company has 464,660,896 and 370,728,168, respectively, shares of common stock issued and outstanding.

In 2013 and 2012, the Company issued an aggregate of 15,000,000 and 21,500,000 shares of common stock for future services of $328,500 and $1,305,000, respectively. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three months ended March 31, 2014 and 2013, the Company recorded $188,163 and $115,824, respectively, as stock based compensation.

NOTE 9 – WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at March 31, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	2,187,101	4.12	$0.10	2,187,101	$0.10

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	2,187,101	$0.10
Granted	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2013	2,187,101	0.10
Granted	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at March 31, 2014	2,187,101	$0.10

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$516,610	$516,610
Total	$–	$–	$516,610	$516,610

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended March 31, 2014.

Three months ended March 31, 2014:

Derivative Liabilities
Balance, December 31, 2013	$689,093

Transfers in (out) at mark-market value on date of payoff or conversion	(284,042)

Transfers in upon reclassification from equity	13,202

Transfers in upon initial fair value of derivative liabilities	139,765

Gain from change in fair value of derivative liabilities	(41,408)

Balance, March 31, 2014	$516,610

Total gain for the three month period included in earnings relating to the liabilities held at March 31, 2014	$41,408

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes and warrant liabilities.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent issuances of common stock

In April 2014, the Company issued an aggregate of 11,147,321 shares of common stock in settlement of $31,213 outstanding notes payable.

In May 2014, the Company issued an aggregate of 27,618,320 shares of common stock in settlement of $77,500 outstanding notes payable.

Amendment to Articles of Incorporation

On April 2, 2014, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 900,000,000 shares.

Notes payable, related party

On April 18, 2014, the Company issued an aggregate of $385,000 promissory notes to officers and key employees in settlement of accrued salaries. The promissory notes bear interest at the rate of 2% per annum. All interest and principal must be repaid on April 18, 2016. In connection with the issuance of the notes, the Company issued an aggregate of 59,413,581 warrants to purchase the Company’s common stock at $0.00648 per share for two years.

SOLAR WIND ENERGY TOWER, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

Director Compensation

On April 4, 2014, in recognition of past services by the two (2) Directors, the Company approved for issuance of an aggregate of 2,495,010 and 5,787,037 warrants to purchase the Company’s common stock at $0.02 and $0.0086 per share for two years.

Development and Protected Rights Agreement

On April 11, 2014, the Company executed an option agreement (the “Option Agreement’) to purchase a site consisting of approximately 640 acres of land within the City of San Luis, Arizona, which was recorded in Yuma County, Arizona (the “Property”), for the development of an alternate energy project. Pursuant to the terms of the Option Agreements, the Company shall have exclusive and irrevocable option to acquire the Property through December 14, 2014 for the purchase price of $46,500 per acre, which may be extended for periods of 6 months, but no later than June 30, 2017. The extension fee shall be $250,000 for each 6 month extension and shall be non-refundable and shall not be credited towards the purchase price for the Property. The closing of the transaction is subject to satisfaction of due diligence by the Company, as well as obtaining certain permits from the government, including Heavy Industrial Zoning of Property from the City of San Luis, Arizona, a Development Agreement with the City of San Luis, Arizona to obtain development rights, municipal services and other necessary entitlements for the project.

On April 23, 2014, the City Council of San Luis, Arizona, approved the Development and Protected Development Rights Agreement (the “Development Agreement”) for the development of a solar wind energy tower to generate electricity in the City of San Luis, AZ. on the site under the Option Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended March 31, 2014, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2013 filed on March 28, 2014.

Solar Wind Energy Tower, Inc. (the “Company,” “we,” “our,” “us”), formerly known as Superior Silver Mines, Inc., was incorporated in the State of Idaho on January 22, 1962 as Superior Mines Company and then changed its name to Superior Silver Mines, Inc.  The Company reincorporated as a Nevada corporation on December 27, 2010.  The Company has been dormant for a number of years, and has no known mineral reserves.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  For the period from July 26, 2010 (date of inception) through March 31, 2014, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended March 31, 2014.

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

Accounting for Derivatives

In 2012 and 2013, we issued convertible notes payable that contained certain conversion features which we identified as embedded derivatives. In addition, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of convertible notes after consideration of all existing instruments that could be settled in shares.  Therefore, in accordance with ASC 815-40, we reclassified the fair value of the conversion feature from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, we are required to adjust to fair value the derivative as an adjustment to current period operations.

New Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 as compared to three months ended March 31, 2013

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended March 31, 2014, research and development costs were $9,033 compared to $13,893 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended March 31, 2014, selling, general and administrative expenses were $425,558 as compared to $395,129 for the same period last year, a 8% increase. The primary increase is due to increase professional and consulting fees incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the three months ended March 31, 2014 was $988 as compared to $1,120 for the same period last year due to the aging of our equipment.

Other income (expense)

Interest expense

Interest expense for the three months ended March 31, 2014 was $305,934 compared to $255,800 for the same period last year. In the current period, we incurred $272,057 non-cash debt discount and OID amortization and $14,433 in non-cash interest expense on issued convertible debt as compared to $136,560 and $94,805, respectively for the same period last year.

Gain (loss) on change in fair value of derivative liabilities

During 2012 and 2013, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations.  This resulted in a gain of $41,408 and a loss of $1,110,141 on change in fair value of derivative liabilities for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit decreased by $11,691 during the three months ended March 31, 2014 from a working capital deficit (current liabilities in excess of current assets) of $2,492,533 at December 31, 2013 to a working capital deficit of $2,480,842 at March 31, 2014. The decrease in working capital deficit for the three months ended March 31, 2014 is due to a combination of reasons, of which the significant factors include:

•	Cash had a net decrease from working capital by $53,909 for the three months ended March 31, 2014. The most significant uses and proceeds of cash were:

o	Approximately $204,000 of cash consumed in operating activities;

o	Proceeds of $125,000 from issuance of convertible notes payable

o	Proceeds of $25,000 from the sale of our common stock

Total current assets of $7,849 and $61,758 as of March 31, 2014 and December 31, 2013, respectively, cash represented all.

Proceeds from the issuance of convertible promissory notes

During the three months ended March 31, 2014, the Company received a net amount of $125,000 from the issuance of Convertible Promissory Notes.

Proceeds from the sale of our common stock

During the three months ended March 31, 2014, the Company received a net amount of $25,000 from the sale of the Company’s common stock.

Cash flow analysis

Cash used in operations was $203,909 during the three month period ended March 31, 2014. During the three month period ended March 31, 2014, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

We did not utilize cash for investing activities.

Cash provided from financing activities was a total net proceeds of $150,000 from the issuance of sale of our common stock and Convertible Promissory Notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $700,105 for the three month period ended March 31, 2014, accumulated deficit of $9,566,473 and total current liabilities in excess of current assets of $2,480,842 as of March 31, 2014.

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

Number of Employees

As of March 31, 2014, the Company had 3 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3. Quantative and Qualitative Disclosures About Material Risk.

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

As of March 31, 2014, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report

The reason for the ineffectiveness of our disclosure controls and procedures was the result of having a limited number of employees and not having proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. We compensate for the lack of segregation of duties by employing close involvement of management in day-to-day operations.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Since inception through March 31, 2014, the Company has incurred cumulative losses of $9,566,473 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 28, 2014, our independent auditors stated that our financial statements for the year ended December 31, 2013 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our net losses and deficits in cash flows. We continue to experience net operating losses since the Company is still in a development stage. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals. If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern and our stockholders may lose their entire investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

___

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

Clean Wind Energy Tower, Inc. Registrant

Date: May 15, 2014	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive Officer (Principal Executive Officer) and Principal Accounting and Financial Officer

