Form 10-Q
period 2014-06-30
SOLAR WIND ENERGY TOWER, INC.
filed 2014-08-06
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 524,147,555 shares of Common Stock ($0.0001 par value) as of August 6, 2014.

Solar Wind Energy Tower, Inc.

FORM 10-Q for the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$335,261	$61,758
Capitalized financing costs	126,386	–
Total current assets	461,647	61,758

Property and equipment, net	307	2,284

Other assets:
Capitalized financing costs	98,409	–
Deposits	1,559	2,300

Total assets	$561,922	$66,342

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$121,032	$171,245
Accrued liabilities and expenses	421,745	737,964
Advances from stockholders/officers	170,000	170,000
Notes payable	358,770	358,770
Convertible notes payable, net of unamortized debt discount of $808,335 and $353,129, respectively	356,651	278,266
Convertible notes payable, related party, net of unamortized debt discount of $66,062 and $131,047, respectively	213,938	148,953
Derivative liabilities	2,674,621	689,093
Total current liabilities	4,316,757	2,554,291

Long term debt:
Notes payable, related party	385,000	–
Notes payable	80,000	–
Convertible notes payable, net of unamortized debt discount of $103,315	–	24,456
Total liabilities	4,781,757	2,578,747

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2014 and December 31, 2013	–	–
Common stock, par value $0.0001 per share; 900,000,000 and 500,000,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively; 512,457,350 and 370,728,168 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	51,246	37,073
Common stock to be issued	420,000	420,000
Additional paid in capital	8,203,021	5,896,890
Accumulated deficit	(12,894,073)	(8,866,368)
Stockholders' deficit attributable to Solar Wind Energy Tower, Inc.	(4,219,806)	(2,512,405)
Non-controlling interest	(29)	–
Total stockholders' deficit	(4,219,835)	(2,512,405)

Total liabilities and stockholders' deficit	$561,922	$66,342

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
OPERATING EXPENSES:
Research and development	$1,190	$8,391	$10,223	$22,284
Selling, general and administrative	507,502	483,903	933,060	879,032
Depreciation	988	1,120	1,976	2,240
Total operating expenses	509,680	493,414	945,259	903,556

Loss from operations	(509,680)	(493,414)	(945,259)	(903,556)

Other income (expense):
Interest expense	(2,300,091)	(319,189)	(2,606,025)	(574,989)
(Loss) gain on change in fair value of derivative liabilities	(517,858)	1,191,857	(476,450)	81,717

Loss before provision for income taxes	(3,327,629)	379,254	(4,027,734)	(1,396,828)

Provision for income taxes (benefit)	–	–	–	–

Net (loss) income	(3,327,629)	379,254	(4,027,734)	(1,396,828)

Non-controlling interest	29	–	29	–

NET (LOSS) INCOME ATTRIBUTABLE TO SOLAR WIND ENERGY TOWER, INC. COMMON SHAREHOLDERS	$(3,327,600)	$379,254	$(4,027,705)	$(1,396,828)

Net (loss) income per common share, basic	$(0.01)	$0.00	$(0.01)	$(0.00)

Net (loss) income per common share, diluted	$(0.01)	$0.00	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic	493,584,706	296,661,260	451,372,066	291,703,592

Weighted average number of common shares outstanding, diluted	493,584,706	364,731,453	451,372,066	291,703,592

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

							Additional		Non
	Preferred stock		Common stock		Common to be Issued		Paid In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2014	–	$–	370,728,168	$37,073	6,000,000	$420,000	$5,896,890	$(8,866,368)	$–	$(2,512,405)
Shares issued in settlement of debt	–	–	134,104,182	13,411	–	–	1,451,667	–	–	1,465,078
Shares issued for consulting services rendered	–	–	500,000	50	–	–	2,200	–	–	2,250
Sale of common stock	–	–	7,125,000	712	–	–	24,288	–	–	25,000
Reclassify fair value of warrants from equity to liability	–	–	–	–	–	–	(13,202)	–	–	(13,202)
Fair value of warrants issued in connection with notes payable	–	–	–	–	–	–	253,119	–	–	253,119
Fair value of warrants issued as director compensation	–	–	–	–	–	–	33,181	–	–	33,181
Reclassify fair value of warrants from liability to equity	–	–	–	–	–	–	7,677	–	–	7,677
Reclassify fair value of debt derivative to equity upon note repayment in full	–	–	–	–	–	–	168,786	–	–	168,786
Stock based compensation	–	–	–	–	–	–	378,415	–	–	378,415
Net loss	–	–	–	–	–	–	–	(4,027,705)	(29)	(4,027,734)
Balance, June 30, 2014	–	$–	512,457,350	$51,246	6,000,000	$420,000	$8,203,021	$(12,894,073)	$(29)	$(4,219,835)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,027,734)	$(1,396,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,976	2,240
Amortization of debt discounts and OID	660,896	292,084
Amortization of financing costs	28,324	18,500
Non cash interest	1,821,237	163,925
Stock based compensation	413,847	261,009
Fair value of warrants issued in connection with notes payable	–	43,568
Loss (gain) from change in fair value of derivative liabilities	476,450	(81,717)
Changes in operating assets and liabilities:
Advances from stockholders/officers	–	(15,000)
Accounts payable and accrued expenses	26,425	126,211
Net cash used in operating activates	(598,579)	(586,008)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	25,000	30,500
Proceeds from issuance of note payable	80,000	75,000
Proceeds from issuance of convertible notes payable	923,000	514,000
Repayments of convertible notes payable	(155,918)	–
Net cash provided by financing activities	872,082	619,500

Net increase in cash	273,503	33,492
Cash, beginning of period	61,758	13,761

Cash, end of period	$335,261	$47,253

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$–	$–
Income taxes paid	$–	$–

Non cash investing and financing activities:
Fair value of warrants issued in connection with notes payable	$253,119	$–
Notes payable issued in settlement of accrued officer salaries	$385,000	$–
Common stock issued in settlement of debt	$1,465,078	$306,574

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

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

In April 2014, the Company organized Arizona Green Power, LLC, an Arizona limited liability company for the purpose to acquire development property from the City of San Luis, Arizona. In connection with financing of the project, the Company reduced its ownership interest to 98.67% in connection with the issuance of a note payable by Arizona Green Power, LLC on April 7, 2014.

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

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

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $4,027,734 and $1,396,828 for the six month periods ended June 30, 2014 and 2013, respectively, accumulated deficit of $12,894,073 and total current liabilities in excess of current assets of $3,855,110 as of June 30, 2014.

The Company does not have any revenues from operations and will be dependent on funds raise to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $1,190 and $10,223 for the three and six months ended June 30, 2014, respectively; and $8,391 and $22,284 for the three and six months ended June 30, 2013 respectively, in research and development costs. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

Net Income (loss) per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive for the three and six months ended June 30, 2014 and 2013, respectively. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and exercise of warrants. Fully diluted shares for the three and six months ended June 30, 2014 were 675,450,951 and 633,238,321, respectively; and 364,731,453 and 291,703,592 shares for the three and six months ended June 30, 2013, respectively. Common stock equivalents excluded from the net income (loss) per share for the three and six month periods ended June 30, 2014 were 181,866,255 shares, and for the three and six month periods ended June 30, 2013 were 2,187,101 and 70,257,294 shares, respectively.

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

Stock-based compensation expense in connection with stock warrants issued to consultants in exchange for services rendered for the three and six months ended June 30, 2014 was $190,253 and $378,415, respectively; $145,185 and $261,009 for the three and six months ended June 30, 2013, respectively.

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

Capitalized Financing Costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three and six months ended June 30, 2014 was $28,324.  Accumulated amortization of deferred financing costs was $28,324 and $-0- at June 30, 2014 and December 31, 2013, respectively.

Recently Issued Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013
Accrued payroll	$152,138	$505,118
Accrued stock purchase warrants	29,400	29,400
Accrued lawsuit (Note 12 below)	122,985	122,985
Accrued interest and other	117,222	80,461
Total	$421,745	$737,964

NOTE 3 – ADVANCES FROM SHAREHOLDERS/OFFICERS

Advances from shareholders are comprised of the fair value of common stock pledged as collateral by shareholder (see Note 12 below).

NOTE 4 – NOTES PAYABLE

	June 30, 2014	December 31, 2013
Promissory notes issued June 20, 2012	$268,270	$268,270
Promissory note issued June 6, 2013	90,500	90,500
Note payable issued April 7, 2014	80,000	–
Total	438,770	358,770
Less current portion	358,770	358,770
Long term portion	$80,000	$–

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

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

On June 6, 2013, the Company issued a secured promissory note payable with a face amount of $97,500 with an original interest discount (“OID”) of $22,500. The note was originally due in full on October 3, 2013, subsequently extended to November 15, 2013, and is secured by a Company issued note to the Company’s CEO for $150,000 (See note 7). The Company is obligated to file by July 5, 2013 a registration statement on Form S-1 registering an equity line of credit to the benefit of the note holder and to become effective by September 18, 2013. The Company filed Form S-1 on June 24, 2013 and on October 16, 2013 became effective. Effective November 16, 2013, the remaining unpaid balance of $90,500 was in default, the promissory note became due and payable with interest rate at 22% per annum thereafter for any unpaid balance.

On April 7, 2014, Arizona Green Power, LLC, a majority owned subsidiary of the Company, issued a note payable for $80,000 with interest at 10% per annum, due at maturity of April 6, 2016. In connection with the issuance of the note, the Company granted i) a 1.33% ownership interest in Arizona Green Power, LLC and ii) a warrant to purchase 1,920,000 shares of the Company’s common stock exercisable at $0.05 per share expiring on March 7, 2016. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 158.38% and risk free rate of 0.41%. The determined fair value of the warrant of $3,070 is amortized as financing costs of the term of the related note (2 years).

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	June 30, 2014	December 31, 2013
Convertible promissory notes, due December 31, 2014, net of unamortized debt discount of $60,127 and $119,274, respectively	$178,873	$119,726
Convertible note payable, due January 24, 2015, net of unamortized debt discount and OID of $17,712	–	10,059
Convertible note payable, due December 19, 2013	–	32,500
Convertible note payable, due July 1, 2014, net of unamortized debt discount and OID of $12,478	–	15,492
Convertible note payable, due April 15, 2014, net of unamortized debt discount of $12,231	–	20,269
Convertible note payable, due May 15, 2014, net of unamortized debt discount of $13,500	–	14,000
Convertible note payable, due January 24, 2015, net of unamortized debt discount of $36,977	–	13,023
Convertible note payable, due August 21, 2014, net of unamortized debt discount and OID of $19,925	–	11,287
Convertible promissory notes, due June 18, 2014, net of unamortized debt discount of $19,973	–	12,527
Convertible promissory note, due July 14, 2014, net with unamortized debt discount and OID of $20,569	–	17,931
Convertible promissory note, due August 16, 2014, net of unamortized debt discount and OID of $24,049	–	14,451
Convertible promissory note, due October 22, 2014, net of unamortized debt discount and OID of $25,226	–	5,986
Convertible promissory note, due November 1, 2014, net of unamortized debt discount and OID of $47,226	–	10,274
Convertible promissory note, due September 10, 2014, net of unamortized debt discount of $38,678	–	3,822

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

	June 30, 2014	December 31, 2013
Convertible promissory note, due January 24, 2015, net of unamortized debt discount of $5,802 and $48,625, respectively	14,714	1,375
Convertible promissory note, due October 10, 2014, net of unamortized debt discount of $12,055	20,445	–
Convertible promissory note, due November 14, 2014, net of unamortized debt discount of $13,700	13,800	–
Convertible promissory note, due February 20, 2015, net of unamortized debt discount and OID of $16,069	8,901	–
Convertible promissory note, due February 2, 2015, net of unamortized debt discount of $28,408	21,592	–
Convertible promissory note, due January 7, 2015, net of unamortized debt discount of $25,489	12,011	–
Convertible promissory note, due May 2, 2015, net of unamortized debt discount of $26,658	8,342	–
Convertible promissory note, due January 24, 2015, net of unamortized debt discount of $49,000	14,000	–
Convertible promissory notes, due May 2, 2015, net of unamortized debt discount of $67,068	12,932	–
Convertible promissory note, due May 9, 2015, net of unamortized debt discount of $192,945	32,055	–
Convertible promissory note, due June 9, 2015, net of unamortized debt discount of $311,014	18,986	–
Total	356,651	302,722
Less short term portion	(356,651)	(278,266)
Long term portion	$–	$24,456

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

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

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

JMJ Financial

On July 11, 2012, the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $275,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on July 25, 2012. During the six months ended June 30, 2014, the Company received two tranches of net proceeds in the amount of $70,000, of which $50,000 was paid. As of June 30, 2014 and December 31, 2013, the aggregate principal amount outstanding under the July 11, 2012 issued convertible promissory note was $24,970 and $90,395, respectively.

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

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

KBM Worldwide, Inc.

On April 1, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $37,500 (the "Note"). The financing closed on April 1, 2014. The total net proceeds the Company received from this Offering was $35,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on January 7, 2015. The Note is convertible into common stock, at KBM’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

On April 29, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $63,000 (the "Note"). The financing closed on April 29, 2014. The total net proceeds the Company received from this Offering was $60,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on February 2, 2015. The Note is convertible into common stock, at KBM’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

Union Capital LLC

On May 2, 2014, the Company entered into a Securities Purchase Agreement with Union Capital LLC. ("Union"), for the sale of an 8% convertible note in the principal amount of $40,000 (the "Note"). The financing closed on May 2, 2014. The total net proceeds the Company received from this Offering was $35,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on May 2, 2015. The Note is convertible into common stock, at Unions option, at a 42% discount to the lowest closing price of the common stock during the 10 trading day period prior to conversion.

Adar Bays, LLC

On May 2, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC. ("Adar"), for the sale of an 8% convertible note in the principal amount of $40,000 (the "Note"). The financing closed on May 2, 2014. The total net proceeds the Company received from this Offering was $35,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on May 2, 2015. The Note is convertible into common stock, at Adar’s option, at a 42% discount to the lowest closing price of the common stock during the 10 trading day period prior to conversion.

JDF Financial Capital, Inc.

On June 9, 2014, the Company entered a financing transaction by entering into a Purchase agreement dated June 3, 2014 (the “Purchase Agreement”) with JDF Capital Inc. (the “Purchaser”) for an aggregate principal amount of $885,000 (the “Purchase Price”). Pursuant to the Purchase Agreement, the Company issued the following to the Purchaser: (i) a 10% Convertible Promissory Note (the “Note”), (ii) a warrant to purchase an aggregate of 7,000,000 shares of the Company’s common stock, par value $0.001 per share, for an exercise price of $0.05 per share for a period of 150 days from the effective date of the registration statement (the “First Warrant”), and (iii) a warrant to purchase an aggregate of 8,750,000 shares of the Company’s common stock, par value $0.001 per share, for an exercise price of $0.04 per share for a period of 90 days from the effective date of the registration statement (the “Second Warrant” and collectively, the “Warrants”).

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

The exercise price and number of shares of the Company’s common stock issuable under the Warrants are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the Warrants. Any adjustment to the exercise price shall similarly cause the number of warrant shares to be adjusted proportionately so that the total value of the Warrants shall remain the same.

The Notes earn an interest rate of 10% per annum and a maturity date of 12 months from the date of the principal amount advanced. The Notes are convertible any time after the issuance date of the Note, and the Purchaser has the right to convert the Note into shares of the Company’s common stock at a conversion price equal to 42% discount to the lowest closing price of the common stock for the 15 trading days immediately prior the conversion date, subject to a maximum conversion price of $0.03 per share.

In the event of default, the Purchaser has the right to require the Company to repay in cash all or a portion of the Note at a price equal to 120% of the aggregate principal amount of the Note plus all accrued but unpaid interest. In addition, in the event of a Major Transaction (as defined in the Note), the Purchaser has the right to require the Company to prepaid all or a portion of the Note at a price equal to 110% of the aggregate principal amount plus all accrued but unpaid interest. In the event of a Triggering Event (as defined in the Note), the Purchaser has the right to require the Company to prepaid all or a portion of the Note at a price equal to the sum of (i) the greater of (a) 120% of the aggregate principal amount plus all accrued but unpaid interest and (ii) all other costs, expenses and liquidated damages due in respect of the Note and other transaction documents under the Purchase Agreement.

The first tranche of the Note has been funded to the Company by the Purchaser upon execution of the Purchase Agreement, in the principal amount of $555,000, consisting of the aggregate principal sum of $500,000 advanced by the Holder, $5,000 in expenses incurred by the Purchaser and 10% prepaid interest per annum over 12 months. The Purchaser also agreed to fund the Company the second tranche of the Note in the principal amount of $330,000, consisting of a cash payment of $300,000 and 10% pre-paid interest, within 15 business days of effectiveness of the registration statement.

Pursuant to the Purchase Agreement, the Company is obligated to file a registration statement with the Securities and Exchange Commission (the “SEC”), not later than 60 days after the closing date, to cover the shares to be issued upon conversion of the Note and upon exercise of the Warrants. In the event the Company did not (i) file the registration statement within the required timeframe, (ii) cause the registration statement to be declared effective by the SEC within 120 days following the closing date, (iii) cause the registration statement to be declared effective by the SEC within 5 trading days following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments, or (iv) the registration statement ceases to be effective for over 20 trading days, then the Company shall pay to the Purchaser liquidated damages equal to 2% of the purchase price per month, not to exceed a total of 6% of the purchase price paid by the Purchaser.

The Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the 2014 Notes, the Company determined the aggregate fair value of $2,697,767 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 157.33% to 197.24%, (3) weighted average risk-free interest rate of 0.11 % to 0.23%, (4) expected life of 0.75 to 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.0045 to $0.0271 per share.

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

The determined fair value of the debt derivatives of $2,697,768 was charged as a debt discount up to the net proceeds of the note with the remainder of $1,821,237 charged to current period operations as non-cash interest expense.

At June 30, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $2,289,808. The Company recorded a loss from change in fair value of debt derivatives of $155,201 and $150,860 for the three and six months ended June 30, 2014. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 197.24%, (3) weighted average risk-free interest rate of 0.04% to 0.11%, (4) expected life of 0.28 to 0.94 years, and (5) estimated fair value of the Company’s common stock of $0.0305 per share.

The charge of the amortization of debt discounts and costs for the three and six months ended June 30, 2014 was $341,588 and $571,296, respectively, and $135,311 and $227,099 for the three and six months ended June 30, 2013, respectively. which was accounted for as interest expense. Also, the Company has accrued interest expense of $37,103 as of June 30, 2013.

During the six months ended June 30, 2014, the Company issued an aggregate of 134,104,182 shares of its common stock in settlement of the convertible note payable and related interest.

NOTE 6 – NOTES PAYABLE, RELATED PARTY

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

The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 180.09% and risk free rate of 0.43%. The determined fair value of the warrants of $250,049 is amortized as financing costs of the term of the related notes (2 years).

The Company has accrued interest expense of $1,540 as of June 30, 2014.

NOTE 7 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

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

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

The determined fair value of the debt derivatives of $262,285 was charged as a debt discount up to the net proceeds of the note.

At June 30, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $384,813. The Company recorded a loss from change in fair value of debt derivatives of $363,214 and $331,114 for the three and six months ended June 30, 2014, respectively. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 197.24%, (3) weighted average risk-free interest rate of 0.07%, (4) expected life of 0.50 years, and (5) estimated fair value of the Company’s common stock of $0.0305 per share.

The charge of the amortization of debt discounts and costs for the three and six months ended June 30, 2014 was $32,672 and $64,985, respectively, and $32,672 and $64,985 for the three and six months ended June 30, 2013, respectively; which was accounted for as interest expense. Also, the Company has accrued interest expense of $33,541 as of June 30, 2014.

NOTE 8 – DERIVATIVE LIABILITIES

As described in Notes 5 and 7 above, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date. Refer to Notes 5 and 7 for assumptions used to determine fair values.

During the six months ended June 30, 2014, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of convertible notes after consideration of all existing instruments that could be settled in shares.  The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

The Company determined the previously issued warrants required reclassification from equity as of January 2014. Accordingly, the Company reclassified the determined fair value of $13,202 from additional paid in capital to derivative liabilities. On April 2, 2014, the Company increased its authorized shares to 900,000,000. Accordingly, the fair value of the warrants at April 2, 2014 of $7,677 was reclassified from derivative liabilities to additional paid in capital.

The fair value of the derivative in January 2014 was determined using the Black Sholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 157.27%; risk free rate: 1.75%; and expected life: 4.37 years.

At April 2, 2014, the Company marked to market the fair value of the warrant derivative and determined a fair value of $7,677. The Company recorded a gain from change in fair value of derivative of $557 and $5,524 for the three and six months ended June 30, 2014. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 159.32%, (3) weighted average risk-free interest rate of 1.62%, (4) expected life of 4.10 years, and (5) estimated fair value of the Company’s common stock of $0.0045 per share.

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

NOTE 9 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of June 30, 2014 and December 31, 2013, the Company did not have any preferred stock issued and outstanding.

Common stock

The Company has authorized 900,000,000 and 500,000,000 shares of common stock, with a par value of $0.0001 per share as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company has 512,457,350 and 370,728,168, respectively, shares of common stock issued and outstanding.

On April 2, 2014, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 900,000,000 shares.

On May 20, 2014, the Company issued 500,000 shares of its common stock for investor relations services valued at $2,250.

In 2013 and 2012, the Company issued an aggregate of 15,000,000 and 21,500,000 shares of common stock for future services of $328,500 and $1,305,000, respectively. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three and six months ended June 30, 2014, the Company recorded $190,253 and $378,415, respectively, and $108,353 and $218,581 for the three and six months ended June 30, 2013, respectively, as stock based compensation.

NOTE 10 – WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at June 30, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.00648	59,413,581	1.80	$0.00648	59,413,581	$0.00648
0.00860	5,787,037	1.76	0.00860	5,787,037	0.00860
0.02000	2,495,000	1.76	0.02000	2,495,000	0.02000
0.04000	8,750,000	Contingent	0.04000	-	-
0.05000	1,920,000	1.69	0.05000	1,920,000	0.05000
0.05000	7,000,000	Contingent	0.05000	-	-
0.10000	2,187,101	3.90	0.10000	2,187,101	0.10000
	87,552,719	1.90		71,802,719	$0.01113

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	2,187,101	$0.10
Granted	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2013	2,187,101	0.10
Granted	85,365,628	0.01
Exercised	–	–
Canceled or expired	–	–
Outstanding at June 30, 2014	87,552,729	$0.01

On April 4, 2014, in recognition of past services by the two (2) Directors, the Company approved for issuance of an aggregate of 2,495,010 and 5,787,037 warrants to purchase the Company’s common stock at $0.02 and $0.0086 per share for two years.

The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 158.38% and risk free rate of 0.43%. The determined fair value of the warrants of $33,181 was charged to current period operations.

As described in Note 4, On April 7, 2014, the Company issued a warrant to purchase 1,920,000 shares of the Company’s common stock exercisable at $0.05 per share expiring on March 7, 2016 in connection with the issuance of a note. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 158.38% and risk free rate of 0.41%. The determined fair value of the warrant of $3,070 is amortized as financing costs of the term of the related note (2 years).

As described in Note 6, the Company issued an aggregate of 59,413,581 warrants to purchase the Company’s common stock at $0.00648 per share for two years in connection with the issuance of notes payable.

The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 180.09% and risk free rate of 0.43%. The determined fair value of the warrants of $250,049 is amortized as financing costs of the term of the related notes (2 years).

As described in Note 5, the Company (ii) issued a warrant to purchase an aggregate of 7,000,000 shares of the Company’s common stock, par value $0.001 per share, for an exercise price of $0.05 per share for a period of 150 days from the effective date of the registration statement (the “First Warrant”), and (iii) issued a warrant to purchase an aggregate of 8,750,000 shares of the Company’s common stock, par value $0.001 per share, for an exercise price of $0.04 per share for a period of 90 days from the effective date of the registration statement. Due to the contingency nature of these warrants, the Company will determine the fair value at the date of the effectiveness of the registration statement.

NOTE 11- NON CONTROLLING INTEREST

In April 2014, the Company organized Arizona Green Power, LLC, an Arizona limited liability company for the purpose to acquire development property from the City of San Luis, Arizona. At the time of formation, Arizona Green Power, LLC did not have any significant assets or liabilities. In connection with financing of the project, the Company reduced its ownership interest to 98.67% in connection with the issuance of a note payable by Arizona Green Power, LLC on April 7, 2014.

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the six months ended June 30, 2014:

June 30, 2014
Net loss	$2,194
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$29

The following table summarizes the changes in non-controlling Interest from December 31, 2013 to June 30, 2014:

Balance, December 31, 2013	$–
Transfer (to) from the non-controlling interest as a result of change in ownership	–
Net loss attributable to the non-controlling interest	(29)
Balance, June 30, 2014	$(29)

NOTE 12 – CONTINGENCIES

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

The Company is now in settlement discussions with Hanover Holdings I, LLC, and expects to settle the matter. However, the ultimate outcome cannot be determined at this time.

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

SOLAR WIND ENERGY TOWER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (unaudited)

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$2,674,621	$2,674,621
Total	$–	$–	$2,674,621	$2,674,621

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended June 30, 2014.

Six months ended June 30, 2014:

Derivative Liabilities
Balance, December 31, 2013	$689,093

Transfers in (out) at mark-market value on date of payoff or conversion	(1,194,215)

Transfers in (out) upon reclassification from (to) equity	5,525

Transfers in upon initial fair value of derivative liabilities	2,697,768

Loss from change in fair value of derivative liabilities	476,450

Balance, June 30, 2014	$2,674,621

Total loss for the six month period included in earnings relating to the liabilities held at June 30, 2014	$(476,450)

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent issuances of common stock

In July 2014, the Company issued an aggregate of 11,690,205 shares of common stock in settlement of $124,970 outstanding notes payable.

Hanover Holdings I, LLC vs Solar Wind Energy Tower Inc.(f/k/a Clean Wind Energy Tower, Inc.) The Company is now in settlement negotiations with Hanover Holdings I, LLC and expects to settle the matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended June 30, 2014, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2013 filed on March 28, 2014.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended June 30, 2014.

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

Accounting for Derivatives

In 2013 and 2014, we issued convertible notes payable that contained certain conversion features which we identified as embedded derivatives. In addition, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of convertible notes after consideration of all existing instruments that could be settled in shares.  Therefore, in accordance with ASC 815-40, we reclassified the fair value of the conversion feature from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, we are required to adjust to fair value the derivative as an adjustment to current period operations.

New Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows

RESULTS OF OPERATIONS

Three months ended June 30, 2014 as compared to three months ended June 30, 2013

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended June 30, 2014, research and development costs were $1,190 compared to $8,391 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended June 30, 2014, selling, general and administrative expenses were $507,502 as compared to $483,903 for the same period last year, a 5% increase. The primary increase is due to increase professional and consulting fees incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the three months ended June 30, 2014 was $988 as compared to $1,120 for the same period last year due to the aging of our equipment.

Other income (expense)

Interest expense

Interest expense for the three months ended June 30, 2014 was $2,300,091 compared to $319,189 for the same period last year. In the current period, we incurred $388,839 non-cash debt discount and OID amortization and $1,806,804 in non-cash interest expense on issued convertible debt as compared to $155,524 and $99,120, respectively for the same period last year.

Gain (loss) on change in fair value of derivative liabilities

During 2013 and 2014, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations.  This resulted in a loss of $(517,858) and a gain of $1,191,857 on change in fair value of derivative liabilities for the three months ended June 30, 2014 and 2013, respectively.

Six months ended June 30, 2014 as compared to six months ended June 30, 2013

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the six months ended June 30, 2014, research and development costs were $10,223 compared to $22,284 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the six months ended June 30, 2014, selling, general and administrative expenses were $933,060 as compared to $879,032 for the same period last year, a 6% increase. The primary increase is due to increase professional and consulting fees incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the six months ended June 30, 2014 was $1,976 as compared to $2,240 for the same period last year due to the aging of our equipment.

Other income (expense)

Interest expense

Interest expense for the six months ended June 30, 2014 was $2,606,025 compared to $574,989 for the same period last year. In the current period, we incurred $660,896 non-cash debt discount and OID amortization and $1,821,237 in non-cash interest expense on issued convertible debt as compared to $292,084 and $163,925, respectively for the same period last year.

Gain (loss) on change in fair value of derivative liabilities

During 2013 and 2014, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations.  This resulted in a loss of $(476,450) and a gain of $81,717 on change in fair value of derivative liabilities for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit increased by $1,362,577 during the six months ended June 30, 2014 from a working capital deficit (current liabilities in excess of current assets) of $2,492,533 at December 31, 2013 to a working capital deficit of $3,855,110 at June 30, 2014. The increase in working capital deficit for the six months ended June 30, 2014 is due to a combination of reasons, of which the significant factors include:

•	Cash had a net increase from working capital by $273,503 for the six months ended June 30, 2014. The most significant uses and proceeds of cash were:

o	Approximately $599,000 of cash consumed in operating activities;

o	Proceeds of $923,000 from issuance of convertible notes payable, net of repayments of $155,918

o	Proceeds of $80,000 from issuance of note payable

o	Proceeds of $25,000 from the sale of our common stock

Total current assets of $461,647 and $61,758 as of June 30, 2014 and December 31, 2013, respectively, cash representing 73% and 100% as of June 30, 2014 and December 31, 2013, respectively.

Proceeds from the issuance of convertible promissory notes

During the six months ended June 30, 2014, the Company received proceeds of $923,000 from the issuance of Convertible Promissory Notes.

Proceeds from the issuance of note payable

During the six months ended June 30, 2014, the Company received proceeds of $80,000 from the issuance of note payable.

Proceeds from the sale of our common stock

During the six months ended June 30, 2014, the Company received proceeds of $25,000 from the sale of the Company’s common stock.

Cash flow analysis

Cash used in operations was $598,579 during the six month period ended June 30, 2014. During the six month period ended June 30, 2014, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

We did not utilize cash for investing activities.

Cash provided by financing activities was a total net proceeds of $872,082 from the issuance of sale of our common stock and Convertible and Non-Convertible Promissory Notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $4,027,734 for the six month period ended June 30, 2014, accumulated deficit of $12,894,073 and total current liabilities in excess of current assets of $3,855,110 as of June 30, 2014.

The Company does not have any revenues from operations and will be dependent on funds raise to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Number of Employees

As of June 30, 2014, the Company had 3 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Material Risk.

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

As of June 30, 2014, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 1. Legal Proceedings.

Hanover Holdings I, LLC vs Solar Wind Energy Tower Inc.(f/k/a Clean Wind Energy Tower, Inc.)

On December 27, 2012, we were served with a Complaint in the matter of Hanover Holdings I, LLC filed with the Supreme Court of the State of New York, stipulating that Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) has yet to pay the remaining outstanding balance, related interest and penalties, as described in a convertible promissory note issued by Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) to the benefit of Hanover Holdings I, LLC. on February 29, 2012 and has failed to honor a notice of conversion issued by Hanover Holdings I, LLC on or about September 7, 2012. Total claim amount is for $122,985. The Company is now in negotiations with Hanover Holdings I, LLC , and expects to settle the matter. However, the ultimate outcome cannot be determined at this time.

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

Since inception through June 30, 2014, the Company has incurred cumulative losses of $12,894,073 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

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

Clean Wind Energy Tower, Inc. Registrant

Date: August 6, 2014	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive Officer (Principal Executive Officer) and Principal Accounting and Financial Officer

