Form 10-Q
period 2014-09-30
SOLAR WIND ENERGY TOWER, INC.
filed 2014-10-31
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 533,326,466 shares of Common Stock ($0.0001 par value) as of October 28, 2014.

Solar Wind Energy Tower, Inc.

FORM 10-Q for the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$57,385	$61,758
Prepaid expenses	17,116	–
Capitalized financing costs, net	126,386	–
Total current assets	200,887	61,758

Property and equipment, net	2,065	2,284

Other assets:
Capitalized financing costs, net	69,553	–
Deposits	4,259	2,300

Total assets	$276,764	$66,342

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$150,801	$171,245
Accrued liabilities and expenses	334,361	737,964
Advances from stockholders/officers	170,000	170,000
Settlement payable	75,000	–
Notes payable	268,270	358,770
Convertible notes payable, net of unamortized debt discount of $702,700 and $353,129, respectively	560,300	278,266
Convertible notes payable, related party, net of unamortized debt discount of $33,031 and $131,047, respectively	246,969	148,953
Derivative liabilities	1,647,090	689,093
Total current liabilities	3,452,791	2,554,291

Long term debt:
Notes payable, related party	385,000	–
Notes payable	80,000	–
Convertible notes payable, net of unamortized debt discount of $103,315	–	24,456
Total liabilities	3,917,791	2,578,747

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2014 and December 31, 2013	–	–
Common stock, par value $0.0001 per share; 900,000,000 and 500,000,000 shares authorized as of September 30, 2014 and December 31, 2013, respectively; 524,147,555 and 370,728,168 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	52,415	37,073
Common stock to be issued	420,000	420,000
Additional paid in capital	8,807,574	5,896,890
Accumulated deficit	(12,919,876)	(8,866,368)
Stockholders' deficit attributable to Solar Wind Energy Tower, Inc.	(3,639,887)	(2,512,405)
Non-controlling interest	(1,140)	–
Total stockholders' deficit	(3,641,027)	(2,512,405)

Total liabilities and stockholders' deficit	$276,764	$66,342

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
OPERATING EXPENSES:
Research and development	$82,482	$15,589	$92,705	$37,873
Selling, general and administrative	434,818	409,069	1,367,878	1,288,101
Depreciation	367	1,120	2,343	3,360
Total operating expenses	517,667	425,778	1,462,926	1,329,334

Loss from operations	(517,667)	(425,778)	(1,462,926)	(1,329,334)

Other income (expense):
Interest expense	(555,300)	(287,938)	(3,161,325)	(862,927)
Gain on settlement of debt	32,985	–	32,985	–
Gain on change in fair value of derivative liabilities	1,013,068	277,568	536,618	359,285

Loss before provision for income taxes	(26,914)	(436,148)	(4,054,648)	(1,832,976)

Provision for income taxes (benefit)	–	–	–	–

Net loss	(26,914)	(436,148)	(4,054,648)	(1,832,976)

Non-controlling interest	1,111	–	1,140	–

NET LOSS ATTRIBUTABLE TO SOLAR WIND ENERGY TOWER, INC.	$(25,803)	$(436,148)	$(4,053,508)	$(1,832,976)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	522,749,813	306,914,244	475,426,105	296,829,526

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

	Preferred stock		Common stock		Common to be Issued		Additional Paid In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2014	–	$–	370,728,168	$37,073	6,000,000	$420,000	$5,896,890	$(8,866,368)	$–	$(2,512,405)
Shares issued in settlement of debt	–	–	145,794,387	14,580	–	–	1,764,964	–	–	1,779,544
Shares issued for consulting services rendered	–	–	500,000	50	–	–	2,200	–	–	2,250
Sale of common stock	–	–	7,125,000	712	–	–	24,288	–	–	25,000
Reclassify fair value of warrants from equity to liability	–	–	–	–	–	–	(13,202)	–	–	(13,202)
Fair value of warrants issued in connection with notes payable	–	–	–	–	–	–	253,119	–	–	253,119
Fair value of warrants issued as director compensation	–	–	–	–	–	–	33,181	–	–	33,181
Reclassify fair value of warrants from liability to equity	–	–	–	–	–	–	7,677	–	–	7,677
Reclassify fair value of debt derivative to equity upon note extinguishment	–	–	–	–	–	–	308,198	–	–	308,198
Stock based compensation	–	–	–	–	–	–	530,259	–	–	530,259
Net loss	–	–	–	–	–	–	–	(4,053,508)	(1,140)	(4,054,648)
Balance, September 30, 2014	–	$–	524,147,555	$52,415	6,000,000	$420,000	$8,807,574	$(12,919,876)	$(1,140)	$(3,641,027)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,054,648)	$(1,832,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,343	3,360
Amortization of debt discounts	1,053,063	493,437
Amortization of financing costs	57,180	26,000
Non-cash interest	1,895,183	232,489
Stock based compensation	532,510	435,546
Fair value of warrants issued in connection with services and notes payable, respectively	33,181	43,568
Gain on settlement of debt	(32,985)	–
Gain from change in fair value of derivative liabilities	(536,618)	(359,285)
Changes in operating assets and liabilities:
Advances from stockholders/officers	–	(15,000)
Prepaid expenses	(17,116)	–
Settlement payable	(15,000)	–
Accounts payable and accrued expenses	91,792	171,106
Net cash used in operating activates	(991,115)	(801,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,124)	–
Payment of long term deposit	(2,700)	–
Net cash used in investing activities	(4,824)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	25,000	30,500
Proceeds from issuance of note payable	80,000	75,000
Proceeds from issuance of convertible notes payable	1,173,000	694,000
Repayments of convertible notes payable	(286,434)	–
Net cash provided by financing activities	991,566	799,500

Net decrease in cash	(4,373)	(2,255)
Cash, beginning of period	61,758	13,761

Cash, end of period	$57,385	$11,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Fair value of warrants issued in connection with notes payable	$253,119	$–
Notes payable issued in settlement of accrued officer salaries	$385,000	$–
Common stock issued in settlement of debt	$1,779,544	$444,259

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $4,054,648 and $1,832,976 for the nine month periods ended September 30, 2014 and 2013, respectively, accumulated deficit of $12,919,876 and total current liabilities in excess of current assets of $3,251,904 as of September 30, 2014.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $82,482 and $92,705 for the three and nine months ended September 30, 2014, respectively; and $15,589 and $37,873 for the three and nine months ended September 30, 2013 respectively, in research and development costs. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

Net loss per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive for the three and nine months ended September 30, 2014 and 2013, respectively. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and exercise of warrants. Fully diluted shares for the three and nine months ended September 30, 2014 were 701,477,717 and 651,659,009, respectively; and 396,519,404 and 386,434,686 shares for the three and nine months ended September 30, 2013, respectively. Common stock equivalents excluded from the net loss per share for the three and nine month periods ended September 30, 2014 were 178,727,904 and 176,232,904 shares, respectively, and for the three and nine month periods ended September 30, 2013 were 89,605,160 shares.

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

Stock-based compensation expense in connection with stock grants issued to consultants in exchange for services rendered for the three and nine months ended September 30, 2014 was $151,844 and $532,510, respectively; $174,537 and $435,546 for the three and nine months ended September 30, 2013, respectively.

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

Capitalized Financing Costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three and nine months ended September 30, 2014 was $28,856 and $57,180, respectively. Accumulated amortization of deferred financing costs was $57,180 and $-0- at September 30, 2014 and December 31, 2013, respectively.

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

SEPTEMBER 30, 2014

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

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have no material impact on the Company’s condensed consolidated financial position and results of operations.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013
Accrued payroll	$160,503	$505,118
Accrued stock purchase warrants	29,400	29,400
Accrued lawsuit (Note 4 and 13 below)	–	122,985
Accrued interest and other	144,458	80,461
Total	$334,361	$737,964

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

NOTE 3 – ADVANCES FROM SHAREHOLDERS/OFFICERS

Advances from shareholders are comprised of the fair value of common stock pledged as collateral by shareholder.

NOTE 4 – SETTLEMENT PAYABLE

In August 2014, the Company settled the litigation with Hanover Holdings I, LLC, described in Note 13 below, for a cash of $90,000 payable in six equal monthly installments of $15,000 beginning September 5, 2014. In connection with the settlement, the Company recognized a gain on settlement of debt of $32,985 during the three and nine months ended September 30, 2014. As of September 30, 2014, the outstanding balance was $75,000.

NOTE 5 – NOTES PAYABLE

	September 30, 2014	December 31, 2013
Promissory notes issued June 20, 2012	$268,270	$268,270
Promissory note issued June 6, 2013	–	90,500
Note payable issued April 7, 2014	80,000	–
Total	348,270	358,770
Less current portion	268,270	358,770
Long term portion	$80,000	$–

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

On June 6, 2013, the Company issued a secured promissory note payable with a face amount of $97,500 with an original interest discount (“OID”) of $22,500. The note was originally due in full on October 3, 2013, subsequently extended to November 15, 2013, and is secured by a Company issued note to the Company’s CEO for $150,000 (See note 8). The Company is obligated to file by July 5, 2013 a registration statement on Form S-1 registering an equity line of credit to the benefit of the note holder and to become effective by September 18, 2013. The Company filed Form S-1 on June 24, 2013 and on October 16, 2013 became effective. Effective November 16, 2013, the remaining unpaid balance was $90,500. On July 11, 2014, the Company issued 7,066,131 shares of its common stock in fully settlement of the outstanding obligation.

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	September 30, 2014	December 31, 2013
Convertible promissory notes, due December 31, 2014, net of unamortized debt discount of $30,063 and $119,274, respectively	$208,937	$119,726
Convertible note payable, due January 24, 2015, net of unamortized debt discount and OID of $17,712	–	10,059
Convertible note payable, due December 19, 2013	–	32,500
Convertible note payable, due July 1, 2014, net of unamortized debt discount and OID of $12,478	–	15,492
Convertible note payable, due April 15, 2014, net of unamortized debt discount of $12,231	–	20,269
Convertible note payable, due May 15, 2014, net of unamortized debt discount of $13,500	–	14,000
Convertible note payable, due January 24, 2015, net of unamortized debt discount of $36,977	–	13,023
Convertible note payable, due August 21, 2014, net of unamortized debt discount and OID of $19,925	–	11,287
Convertible promissory notes, due June 18, 2014, net of unamortized debt discount of $19,973	–	12,527
Convertible promissory note, due July 14, 2014, net with unamortized debt discount and OID of $20,569	–	17,931
Convertible promissory note, due August 16, 2014, net of unamortized debt discount and OID of $24,049	–	14,451
Convertible promissory note, due October 22, 2014, net of unamortized debt discount and OID of $25,226	–	5,986
Convertible promissory note, due November 1, 2014, net of unamortized debt discount and OID of $47,226	–	10,274
Convertible promissory note, due September 10, 2014, net of unamortized debt discount of $38,678	–	3,822
Convertible promissory note, due January 24, 2015, net of unamortized debt discount of $48,625	–	1,375
Convertible promissory note, due January 7, 2015, net of unamortized debt discount of $13,212	24,288	–
Convertible promissory note, due April 4, 2015, net of unamortized debt discount of $18,890	16,110	–
Convertible promissory note, due February 2, 2015, net of unamortized debt discount of $28,226	34,774	–
Convertible promissory notes, due May 2, 2015, net of unamortized debt discount of $46,904	33,096	–
Convertible promissory note, due May 9, 2015, net of unamortized debt discount of $136,233	88,767	–
Convertible promissory note, due June 9, 2015, net of unamortized debt discount of $227,836	102,164	–
Convertible promissory note, due May 11, 2015, net of unamortized debt discount of $201,336	52,164	–
Total	560,300	302,722
Less current portion	(560,300)	(278,266)
Long term portion	$–	$24,456

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

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

During the three months ended September 30, 2014, the Company paid off the above described note in full.

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

During the three months ended September 30, 2014, the Company paid off the above described note in full.

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

JMJ Financial

On July 11, 2012, the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $275,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on July 25, 2012. During the nine months ended September 30, 2014, the Company received two tranches of net proceeds in the amount of $70,000, of which $50,000 was repaid. As of September 30, 2014 and December 31, 2013, the aggregate principal amount outstanding under the July 11, 2012 issued convertible promissory note was $-0- and $90,395, respectively. On July 11, 2014, the Company issued 4,624,074 shares of its common stock in full settlement.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

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

On July 8, 2014, the Company paid $40,178.82 against the note in a scheduled monthly installment followed by a payment on August 11, 2014 of the balance due of $31,078.45 to pay the note in full. In as such as Typenex was disputing the Company’s right to pay in cash, these final two installments were placed in escrow account through the Company’s counsel.

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

On August 7, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $253,500 (the "Note"). The financing closed on August 7, 2014. The total net proceeds the Company received from this Offering was $250,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on May 11, 2015. The Note is convertible into common stock, at KBM’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

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

JDF Financial Capital, Inc.

On June 9, 2014, the Company entered a financing transaction by entering into a Purchase agreement dated June 3, 2014 (the “Purchase Agreement”) with JDF Capital Inc. (the “Purchaser”) for an aggregate principal amount of $885,000 (the “Purchase Price”). Pursuant to the Purchase Agreement, the Company issued the following to the Purchaser: (i) a 10% Convertible Promissory Note (the “Note”), (ii) a warrant to purchase an aggregate of 7,000,000 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $0.05 per share for a period of 150 days from the effective date of the registration statement (the “First Warrant”), and (iii) a warrant to purchase an aggregate of 8,750,000 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $0.04 per share for a period of 90 days from the effective date of the registration statement (the “Second Warrant” and collectively, the “Warrants”).

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

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

At the inception of the 2014 Notes, the Company determined the aggregate fair value of $3,021,713 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 157.33% to 197.24%, (3) weighted average risk-free interest rate of 0.11 % to 0.23%, (4) expected life of 0.75 to 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.0025 to $0.0271 per share.

The determined fair value of the debt derivatives of $3,021,713 was charged as a debt discount up to the net proceeds of the note with the remainder of $1,895,183 charged to current period operations as non-cash interest expense.

At September 30, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $1,416,684. The Company recorded a gain from change in fair value of debt derivatives of $858,661 and $707,801 for the three and nine months ended September 30, 2014. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 192.41%, (3) weighted average risk-free interest rate of 0.02% to 0.03%, (4) expected life of 0.25 to 0.69 years, and (5) estimated fair value of the Company’s common stock of $0.0239 per share.

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2014 was $343,332 and $914,628, respectively, and $168,322 and $395,421 for the three and nine months ended September 30, 2013, respectively. which was accounted for as interest expense. Also, the Company has accrued interest expense of $46,885 as of September 30, 2013.

During the nine months ended September 30, 2014, the Company issued an aggregate of 138,728,256 shares of its common stock in settlement of the convertible note payable and related interest.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

NOTE 7 – NOTES PAYABLE, RELATED PARTY

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

The Company has accrued interest expense of $3,481 as of September 30, 2014.

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

At September 30, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $230,406. The Company recorded a gain (loss) from change in fair value of debt derivatives of $154,407 and $(176,707) for the three and nine months ended September 30, 2014, respectively. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 192.41%, (3) weighted average risk-free interest rate of 0.03%, (4) expected life of 0.25 years, and (5) estimated fair value of the Company’s common stock of $0.0239 per share.

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2014 was $33,031 and $98,016, respectively, and $33,031 and $98,016 for the three and nine months ended September 30, 2013, respectively; which was accounted for as interest expense. Also, the Company has accrued interest expense of $39,187 as of September 30, 2014.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

NOTE 9 – DERIVATIVE LIABILITIES

As described in Notes 6 and 8 above, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date. Refer to Notes 6 and 8 for assumptions used to determine fair values.

During the nine months ended September 30, 2014, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of convertible notes after consideration of all existing instruments that could be settled in shares.  The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

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

At April 2, 2014, the Company marked to market the fair value of the warrant derivative and determined a fair value of $7,677. The Company recorded a gain from change in fair value of derivative of $557 and $5,524 for the three and nine months ended September 30, 2014. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 159.32%, (3) weighted average risk-free interest rate of 1.62%, (4) expected life of 4.10 years, and (5) estimated fair value of the Company’s common stock of $0.0045 per share.

NOTE 10 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of September 30, 2014 and December 31, 2013, the Company did not have any preferred stock issued and outstanding.

Common stock

The Company has authorized 900,000,000 and 500,000,000 shares of common stock, with a par value of $0.0001 per share as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company has 524,147,555 and 370,728,168, respectively, shares of common stock issued and outstanding.

On April 2, 2014, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 900,000,000 shares.

On May 20, 2014, the Company issued 500,000 shares of its common stock for investor relations services valued at $2,250.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

In 2013 and 2012, the Company issued an aggregate of 15,000,000 and 21,500,000 shares of common stock for future services of $328,500 and $1,305,000, respectively. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three and nine months ended September 30, 2014, the Company recorded $151,844 and $530,259, respectively, and $150,044 and $368,625 for the three and nine months ended September 30, 2013, respectively, as stock based compensation.

NOTE 11 – WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at September 30, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.00648	59,413,581	1.55	$0.00648	59,413,581	$0.00648
0.00860	5,787,037	1.51	0.00860	5,787,037	0.00860
0.02000	2,495,000	1.51	0.02000	2,495,000	0.02000
0.04000	8,750,000	Contingent	0.04000	–	–
0.05000	1,920,000	1.44	0.05000	1,920,000	0.05000
0.05000	7,000,000	Contingent	0.05000	–	–
0.10000	2,187,101	3.65	0.10000	2,187,101	0.10000
	87,552,719	1.65		71,802,719	$0.01113

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	–	–
Granted	2,187,101	$0.10
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2013	2,187,101	0.10
Granted	85,365,618	0.01
Exercised	–	–
Canceled or expired	–	–
Outstanding at September 30, 2014	87,552,719	$0.01

On April 4, 2014, in recognition of past services by the two (2) Directors, the Company approved for issuance of an aggregate of 2,495,000 and 5,787,037 warrants to purchase the Company’s common stock at $0.02 and $0.0086 per share for the vesting period of two years.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 158.38% and risk free rate of 0.43%. The determined fair value of the warrants of $33,181 was charged to current period operations.

As described in Note 5, on April 7, 2014, the Company issued a warrant to purchase 1,920,000 shares of the Company’s common stock exercisable at $0.05 per share expiring on March 7, 2016 in connection with the issuance of a note. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 158.38% and risk free rate of 0.41%. The determined fair value of the warrant of $3,070 is amortized as financing costs of the term of the related note (2 years).

As described in Note 7, the Company issued an aggregate of 59,413,581 warrants to purchase the Company’s common stock at $0.00648 per share for two years in connection with the issuance of notes payable.

The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 180.09% and risk free rate of 0.43%. The determined fair value of the warrants of $250,049 is amortized as financing costs of the term of the related notes (2 years).

As described in Note 6, the Company (ii) issued a warrant to purchase an aggregate of 7,000,000 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $0.05 per share for a period of 150 days from the effective date of the registration statement (the “First Warrant”), and (iii) issued a warrant to purchase an aggregate of 8,750,000 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $0.04 per share for a period of 90 days from the effective date of the registration statement. Due to the contingency nature of these warrants, the Company will determine the fair value at the date of the effectiveness of the registration statement.

NOTE 12- NON CONTROLLING INTEREST

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

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the nine months ended September 30, 2014:

September 30, 2014
Net loss	$85,530
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$1,140

The following table summarizes the changes in non-controlling interest from December 31, 2013 to September 30, 2014:

Balance, December 31, 2013	$–
Transfer (to) from the non-controlling interest as a result of change in ownership	–
Net loss attributable to the non-controlling interest	(1,140)
Balance, September 30, 2014	$(1,140)

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

NOTE 13 – CONTINGENCIES

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

As described in Note 4 above, in August 2014, the Company settled the litigation with Hanover Holdings I, LLC for cash of $90,000 payable in six equal monthly installments of $15,000 beginning September 5, 2014. In connection with the settlement, the Company recognized a gain on settlement of debt of $32,985 during the three and nine months ended September 30, 2014. As of September 30, 2014, the outstanding balance was $75,000.

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

NOTE 14 – FAIR VALUE MEASUREMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$1,647,090	$1,647,090
Total	$–	$–	$1,647,090	$1,647,090

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended September 30, 2014.

Nine months ended September 30, 2014:

Derivative Liabilities
Balance, December 31, 2013	$689,093

Transfers in (out) at mark-market value on date of payoff or conversion	(1,532,624)

Transfers in (out) upon reclassification from (to) equity	5,525

Transfers in upon initial fair value of derivative liabilities	3,021,714

Gain from change in fair value of derivative liabilities	(536,618)

Balance, September 30, 2014	$1,647,090

Total gain for the nine month period included in earnings relating to the liabilities held at September 30, 2014	$536,618

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent issuances of common stock

In October, the Company issued an aggregate of 9,178,911 shares of its common stock in settlement of convertible notes payable and accrued interest of $93,392.

Subsequent financing

On October 8, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $53,500 (the "Note"). The total net proceeds the Company received from this Offering was $50,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 10, 2015. The Note is convertible into common stock, at KBM's option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 15 trading day period prior to conversion.

Legal Matters

In October 2014 the Company's resident agent received a notice that a creditor had filed a law suit against the Company. The Company asserts that it has satisfied its obligations and has hired legal counsel to defend the Company. The Company plans to vigorously defend this claim.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended September 30, 2014, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2013 filed on March 28, 2014.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended September 30, 2014.

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

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have no material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have no material impact on the Company’s condensed consolidated financial position and results of operations.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Three months ended September 30, 2014 as compared to three months ended September 30, 2013

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended September 30, 2014, research and development costs were $82,482 compared to $15,589 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended September 30, 2014, selling, general and administrative expenses were $434,818 as compared to $409,069 for the same period last year, a 6% increase. The primary increase is due to increase professional and consulting fees incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the three months ended September 30, 2014 was $367 as compared to $1,120 for the same period last year due to the aging of our equipment.

Other income (expense)

Interest expense

Interest expense for the three months ended September 30, 2014 was $555,300 compared to $287,938 for the same period last year. In the current period, we incurred $392,167 non-cash debt discount and OID amortization and $73,946 in non-cash interest expense on issued convertible debt as compared to $201,353 and $68,564, respectively for the same period last year.

Gain (loss) on change in fair value of derivative liabilities

During 2013 and 2014, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $1,013,068 and $277,568 on change in fair value of derivative liabilities for the three months ended September 30, 2014 and 2013, respectively.

Gain on settlement of debt

During the three months ended September 30, 2014, we settled an outstanding litigation resulting in a gain of settlement of debt of $32,985.

Nine months ended September 30, 2014 as compared to nine months ended September 30, 2013

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the nine months ended September 30, 2014, research and development costs were $92,705 compared to $37,873 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the nine months ended September 30, 2014, selling, general and administrative expenses were $1,367,878 as compared to $1,288,101 for the same period last year, a 6% increase. The primary increase is due to increase professional and consulting fees incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the nine months ended September 30, 2014 was $2,343 as compared to $3,360 for the same period last year due to the aging of our equipment.

Other income (expense)

Interest expense

Interest expense for the nine months ended September 30, 2014 was $3,161,325 compared to $862,927 for the same period last year. In the current period, we incurred $1,053,063 non-cash debt discount and OID amortization and $1,895,183 in non-cash interest expense on issued convertible debt as compared to $493,437 and $232,489, respectively for the same period last year.

Gain (loss) on change in fair value of derivative liabilities

During 2013 and 2014, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations.  This resulted in a gain of $536,618 and $359,285 on change in fair value of derivative liabilities for the nine months ended September 30, 2014 and 2013, respectively.

Gain on settlement of debt

During the nine months ended September 30, 2014, we settled an outstanding litigation resulting in a gain of settlement of debt of $32,985.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit increased by $759,371 during the nine months ended September 30, 2014 from a working capital deficit (current liabilities in excess of current assets) of $2,492,533 at December 31, 2013 to a working capital deficit of $3,251,904 at September 30, 2014. The increase in working capital deficit for the nine months ended September 30, 2014 is due to a combination of reasons, of which the significant factors include:

•	Cash had a net decrease from working capital by $4,373 for the nine months ended September 30, 2014. The most significant uses and proceeds of cash were:

o	Approximately $991,000 of cash consumed in operating activities;

o	Proceeds of $1,173,000 from issuance of convertible notes payable, net of repayments of $286,434

o	Proceeds of $80,000 from issuance of note payable

o	Proceeds of $25,000 from the sale of our common stock

Total current assets of $200,887 and $61,758 as of September 30, 2014 and December 31, 2013, respectively, cash representing 29% and 100% as of September 30, 2014 and December 31, 2013, respectively.

Proceeds from the issuance of convertible promissory notes

During the nine months ended September 30, 2014, the Company received proceeds of $1,173,000 from the issuance of Convertible Promissory Notes.

Proceeds from the issuance of note payable

During the nine months ended September 30, 2014, the Company received proceeds of $80,000 from the issuance of note payable.

Proceeds from the sale of our common stock

During the nine months ended September 30, 2014, the Company received proceeds of $25,000 from the sale of the Company’s common stock.

Cash flow analysis

Cash used in operations was $991,115 during the nine month period ended September 30, 2014. During the nine month period ended September 30, 2014, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

During the nine months ended September 30, 2014, we utilized $4,824 cash for investing activities comprised of purchase of equipment of $2,124 and payment of long term deposit of $2,700.

Cash provided by financing activities was a total net proceeds of $991,566 from the sale of our common stock and issuance of Convertible and Non-Convertible Promissory Notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $4,054,648 for the nine month period ended September 30, 2014, accumulated deficit of $12,919,876 and total current liabilities in excess of current assets of $3,251,904 as of September 30, 2014.

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

Number of Employees

As of September 30, 2014, the Company had 3 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Material Risk.

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

As of September 30, 2014, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The Company settled the litigation with Hanover holdings I, LLC for cash of $90,000 payable in six equal monthly installments of $15,000 beginning September 5, 2014.

In October 2014 the Company's resident agent received a notice that a creditor had filed a law suit against the Company. The Company asserts that it has satisfied its obligations and has hired legal counsel to defend the Company. The Company plans to vigorously defend this claim.

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

Since inception through September 30, 2014, the Company has incurred cumulative losses of $12,919,876 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

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

Solar Wind Energy Tower, Inc. Registrant

Date: October 31, 2014	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive Officer (Principal Executive Officer) and Principal Accounting and Financial Officer

