Form 10-K
period 2014-12-31
SOLAR WIND ENERGY TOWER, INC.
filed 2015-03-31
CIK 95572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

The aggregate market value of the voting Common Stock held by non-affiliates (based upon the closing sale price of $0.0305 per share on the (Over the Counter Bulletin Board) of the registrant as of June 30, 2014: $11,428,322.

Number of issued and outstanding shares of the registrant’s par value $0.0001 common stock as of March 27, 2015: 730,031,134

SOLAR WIND ENERGY TOWER INC.

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

All references in this Form 10-K that refer to the “Company,” “Solar Wind Energy Tower” , “Solar Wind,” “we,” “us” or “our” are to Solar Wind Energy Tower Inc. and unless otherwise differentiated, its subsidiary, Solar Wind Energy, Inc.  All references to “Solar Wind Energy (f/k/a Clean Wind Energy, Inc.)” are to our subsidiary, Solar Wind Energy, Inc.

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

On December 29, 2010, the Company completed a reverse merger (the “Merger”) with Solar Wind Energy, Inc. , a corporation formed under the laws of the State of Delaware on July 26, 2010 (“Solar Wind - Subsidiary”). In connection with the Merger, the Company issued to the stockholders of Solar Wind - Subsidiary in exchange for their Solar Wind - Subsidiary Common Stock, the right to receive an aggregate of 300,000,000 shares of the Company’s Common Stock. As a result of the reverse merger, Solar Wind - Subsidiary is now a wholly-owned subsidiary of the Company.

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

Under the most recent design specifications, the first San Luis Tower has a design capacity on an hourly basis, of up to 1250 megawatt hours, gross. Using a 60% capacity factor, the Tower’s potential hourly yield would be 600 megawatt hours from which approximately 18. 5% will be used to power its operations, yielding approximately 500 megawatt hours available for sale to the power grid. Due to lower capacities during winter days, the average daily output for sale to the grid for the entire year is approximately 435 megawatt hours. Currently in California avoided costs are running approximately $0.11 per kilowatt hour. As an independent power producer of clean renewable energy the Company will not be selling power directly to consumers, but rather to the grid.

Intellectual Property

The Company has filed numerous patent applications with the U.S. Patent and Trademark Office to protect its intellectual property. The Company has been awarded four patents. The Company has judiciously pursued the patent applications that we feel are instrumental to the core development of our technology and project:

Patent #8120191 issued 2/21/2012 “Efficient Energy Conversion Devices & Methods

The patent covers a novel hydraulic system capable of maintaining high efficiency hydraulic to electric conversion under a wide variance of wind speeds, as coupled to a plurality of wind turbines in wind tunnels.

Patent #8,517,662 B2 issued 8/27/2013 “Atmospheric Energy Extraction Devices & Methods

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

Patent #8,727,698 B1 issued 5/20/2014 “Atmospheric Energy Extraction Devices & Methods”

The patent claims are targeted to represent the advantages of the new Tower structural shape, the configuration of the Tower walls, their composition as well as the wall thicknesses for a given height, along with more efficient construction methodology and enhanced wind force resistance over prior Tower designs.

Site Requirements

The Company’s planned Downdraft Tower requires very specific site conditions. The location must provide appropriate climate and atmospheric conditions. The site must have access to reliable water sources, either fresh or salt water, in which case desalinization may be required. Additionally, the site should have access to rail service and other logistical ease of access.

Considerations

The Downdraft Tower works best in hot, dry climates, , and near a reliable water source. Prime production periods are daytime during spring, summer and fall, which closely aligns with electricity demand patterns.

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

The Distinct Advantages

The Company enjoys one major advantage over all other wind energy producers: a constant, high speed downdraft that blows for more than half the year. While ordinary wind turbine farms struggle with 20% to 30% capacity factors and wind speeds that are often useless or marginal (too low or too high), the Company’s Energy Tower can continuously channel 50 mph winds (or higher) into a controlled environment where the vast majority the wind’s energy can be captured to generate electricity.

Power industry experts know that when computing wind power, the velocity is tripled. Thus a 60 mph wind contains 3 times as much kinetic energy as a 30 mph wind striking a conventional turbine.

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

This analytical tool, combined with our proprietary operating systems technology and existing core patents, clearly provides the Company with a unique opportunity to allow global positioning of this alternative solution to the world’s energy needs. The Company can now rapidly respond to a request from virtually any country reasonably suitable to host a project and determine specifically where the Solar Wind Downdraft Tower should be located, the size of the Tower and the amount of electricity it can produce.

Development

The master development plan for a site requires a series of steps:

•	explore, select, and qualify site;
•	negotiate and execute land lease sale (site) and suitability for rights of way (water pipeline, transmission line, highway and railway access);
•	survey and identify any artifacts and cultural resources that may be impacted by site exploration, project construction or operation;
•	acquire water rights;
•	determine and design access to and availability of electrical grid, roads, rail transportation, sewer, water, and power for construction and operation;
•	create project site plan for offices, storage buildings for construction equipment, etc.;
•	coordinate and provide, to the extent possible, resource carry-over (i.e., buildings and facilities) to the locale after construction;
•	determine the type and number of jobs created during study, construction and operational phases;
•	determine the cost of the project (currently estimated at $1.5 billion); and
•	determine the electricity produced (currently estimated at 3.7 Million MWH’s).

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

Each Solar Wind Downdraft Tower is its own independent project. The Company’s involvement in each project is to facilitate the Tower’s development with its expertise, intellectual property and project management team. The Company will receive development fees, licensing fees, and royalties on power sales from each project and/or ownership interests.

Coordinated World Class Expertise

The Company is evaluating potential sites for a possible first Tower here in the United States and received key patents to protect its techniques to extract the energy from the Solar Wind Downdraft Tower. Some of the best consultants in the world have been and continue to support the Company’s efforts to bring this first Downdraft Tower to market.

The first site is near San Luis, AZ and the Mexico/US border. The weather data has been updated for the first site and final reports accurately calculate the Tower's output capacity 24/7. Those reports now support and validate SWET’s goal to develop its first Tower at the minimum size and design output possible, which preserves cash flow for adequate debt service coverage.

First Energy Tower Site in United States

The Company made a final site selection within the City of San Luis, Arizona for the potential development of its first tower. After a substantial evaluation of multiple sites in the southwestern part of the country over a two and a half year period, including various locations in proximity to San Luis, Arizona, the Company chose the site location that best met all of its required attributes including climate, geography, zoning, as well as a welcoming environment.

It executed an option agreement to purchase a site encompassing over 640acres of land within the City of San Luis, Arizona, which was later was recorded in Yuma County, Arizona. Wednesday, April 23, 2014, the city unanimously approved a “Development and Protected Development Rights Agreement” with Solar Wind Energy Tower Inc. providing assurance of the necessary local entitlements for development of the first tower in the City of San Luis. The agreement covers a number of items including, but not limited to, land zoning, rights-of-way, utilities and provides that the City of San Luis will guarantee the supply the water to fuel the Tower Project for a minimum of 50 years.

Recently, the government of San Luis Mexico, coordinated arranging for the Company to option ( a site complete with all of the entitlements including the necessary water allocation in San Luis Rio Colorado, Sonora, Mexico. The Company and the government are investigating the access, and timing required to connect to the Mexican electrical grid. We are also investigating other privately owned sites in the same area with comparable attributes.

Customers

Energy produced by the Downdraft Tower could provide low cost electricity to the power grid. The Company plans to ultimately build and operate wind energy plants and sell the electricity either through contracts with utilities, which is the traditional method for independent power plants, or directly into the open market or electricity commodities market like a merchant plant similar to many natural gas fired power plants. The Company may also sell the power plants themselves to large customers or utilities and/or operate such plants for customers or utilities.

The sale of electricity to power brokers is more profitable than selling directly to the electricity commodities market. If the cost of the marketing infrastructure of selling green energy at a $0.02 per kWh premium is justified as opposed to the wholesale contracting of electricity at a lower price, then the Company plans to market the electricity to green energy brokers. The green power is energy from clean energy production sources like wind energy in which consumers are willing to pay a premium in order to promote clean energy. If the Company chooses to work through power brokers, it believes the potential exists to sell the environmental correct “green” power at a premium price being higher than conventional fuel sources. Power brokers usually receive a premium of $0.015 per kWh above the wholesale price paid on the open market. However, the market is new and subject to uncertainty including price fluctuations.

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

Competition

The Downdraft Tower project requires specific site and appropriate weather conditions. Given these constraints and the increasing focus on renewable energy to offset the environmental problems caused by fossil fuels, the renewable energy industry is highly competitive.

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

An assessment released by the National Renewable Energy Laboratory in 2010 shows that U.S. wind resources are even larger than previously estimated and potential capacity of the land-based wind resource is more than 10,000 GW, far exceeding the 300 GW required to meet 20% of the nation’s electrical demand with wind in 2030.This figure does not factor the potential of Downdraft Towers. The estimated levelized cost of new generation resources by the Energy Information Administration shows the cost of wind energy is competitive to other conventional means of energy generation. The cumulative capacity-weighted average price of wind power, including the production tax credit, was about 4.4 cents per kilowatt hour in 2009 — a price that competes with fossil fuel-generated electricity.

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

Not factoring the Company’s planned Downdraft Tower product, World Energy Council expects new wind capacity worldwide to continue to grow. The continued evolution of this technology is evident with the existence of varying wind turbine designs. However, there is division in the wind industry between those who want to capitalize on the emerging respect the business community has for established, mature wind technology, and those who seek new technologies designed to bring about significant cost reductions. The Company chooses to seek new horizons beyond current perception and knowledge by developing new technologies that it believes will be capable of significantly reducing wind energy costs.

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

The Federal Energy Policy Act of 2005 provided further benefits to independent power producers by requiring transmission companies to provide access to third parties at a reasonable price. On October 3, 2008, the President of the United States signed the Emergency Economic Stabilization Act of 2008 into law. This legislation contains a number of tax incentives designed to encourage both individuals and businesses to make investments in renewable energy, including an eight-year extension of the business solar investment tax credit (“ITC”). The ITC is a 30% tax credit on solar property effective through December 31, 2016. The American Recovery and Reinvestment Act of 2009 further extended the U.S. $0.021/kWh Production Tax Credit (“PTC”) through December 31, 2012, and provide an option to elect a 30% ITC or an equivalent cash grant from the U.S. Department of Energy.

Employees

As of March 2015, the Company had a total of 3 full time employees. The Company anticipates that it may need to hire additional staff in the areas of engineering, marketing and administration in the future.

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

The report of our independent auditors dated March 31, 2015 on our consolidated financial statements for the year ended December 31, 2014 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

Our auditors’ doubts are based on our inability to generate sufficient cash flow to sustain our operations without securing additional financing, accumulated deficit, negative cash flows from operations and our limited cash balances and working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

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

Risks Related to Our Securities

Our shares of Common Stock are quoted on the OTCBB and our stock price is likely to be highly volatile.

Our shares of Common Stock are quoted on the OTCBB. The OTCBB is generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our Common Stock will be quoted on another more prestigious exchange or market. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

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

Our Common Stock is currently, and in the near future will likely continue to be, considered a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5. 00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and other requirements may adversely affect the trading activity in the secondary market for our Common Stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases a suite of offices and shared support services at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 on an annual lease. In addition, the Company maintains living quarters in Annapolis on an annual lease expiring in 2015.

ITEM 3.  LEGAL PROCEEDINGS

Hanover Holdings I, LLC vs Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.)

On December 27, 2012, we were served with a Complaint in the matter of Hanover Holdings I, LLC filed with the Supreme Court of the State of New York, stipulating that Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) has yet to pay the remaining outstanding balance, related interest and penalties, as described in a convertible promissory note issued by Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) to the benefit of Hanover Holdings I, LLC on February 29, 2012 and has failed to honor a notice of conversion issued by Hanover Holdings I, LLC on or about September 7, 2012. Total claim amount is for $122,985. During the year ended December 31, 2014, the Company settled the outstanding claim for $90,000, payable in six monthly payments of $15,000 with a gain on settlement of debt of $32,985. As of December 31, 2014, the unpaid balance was $30,000, which has been repaid subsequent to December 31, 2014.

Typenex Co-Investment, LLC filed suit against the Company on September 4, 2014 in the United States District Court, Northern District of Illinois, Eastern Division claiming that the Company breached a contract it entered into with Typenex, and that Typenex was entitled to convert any portion of the outstanding balance of their monies the Company allegedly owed to Typenex into validly issued, fully paid and non-assessable shares of Solar Wind Energy Tower Inc. common shares. Typenex seeks money damages and court orders enjoining the Company from further breaches. In a related suit filed September 9, 2014 in the United States District Court for the District of Idaho, Typenex claims that the Company’s transfer agent violated certain transfer instructions issued by the Company. The Company has not been named as a defendant in this suit and the parties have agreed that the transfer agent will be part of the Northern District litigation. (The Idaho litigation has not yet been dismissed) The Company maintains that it provided cash to retire the debt owed to Typenex, and denies that Typenex was entitled to the conversion into Company stock.

The Company has retained counsel, has filed counterclaims against Typenex based upon Typenex’s failure to perform its obligations and intends to vigorously defend itself and pursue counterclaims.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “SWET”. Historical high and low bid information for the Company’s Common Stock is not available to the Company. The following table reflects the high and low sales prices for the Company’s Common Stock for each fiscal quarter during the fiscal years ended December 31, 2014 and 2013. The sales prices were obtained from the OTC Bulletin Board.

Quarterly period	Low	High
Fiscal year ended December 31, 2014:
First Quarter	$0.0040	$0.0099
Second Quarter	$0.0045	$0.0410
Third Quarter	$0.0230	$0.0320
Fourth Quarter	$0.0052	$0.0205

Fiscal year ended December 31, 2013:
First Quarter	$0.019	$0.25
Second Quarter	$0.021	$0.036
Third Quarter	$0.016	$0.024
Fourth Quarter	$0.007	$0.015

Record Holders

As of March 27, 2015, there were approximately 1,411 registered holders of record of the Company’s Common Stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2014, the Company issued 7,125,000 shares of Common Stock to private placement investors at $0.0035 per share for aggregate gross proceeds of $25,000.

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

The Company has filed numerous patent applications with the U.S. Patent and Trademark Office to protect its intellectual property.  The Company has been awarded four patents.

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

Patent #8,727,698 B1 issued 5/20/2014 “Atmospheric Energy Extraction Devices & Methods”

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company has not yet generated any revenue as of to date.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2014 TO THE YEAR ENDED DECEMBER 31, 2013

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and Development

During the year ended December 31, 2014, we incurred $156,251 of research and development expenses as compared to $31,304 for the year ended December 31, 2013; an increase of $124,947, or 399%. The Company anticipates continued research and development as products are developed dependent on funding availability.

Selling and Administrative

During the year ended December 31, 2014, we incurred $1,870,266 of selling and administrative expenses as compared to $1,792,769 for the year ended December 31, 2013; an increase of $77,497, or 4.33%. The Company’s stock based compensation remained approximately the same from $642,889 to $642,053 from 2013 to 2014.

Depreciation

Depreciation for the year ended December 31, 2014 was $2,520 as compared to $4,480 for the year ended December 31, 2013. The reduced deprecation is due to aging of our office equipment.

Other Income/Expense

Interest expense

For year ended December 31, 2014, we incurred $4,212,671 as interest expense relating to our issued notes payable as compared to $1,355,537 for the same period last year. In connection with the issuances, we incurred noncash charge to interest of $2,272,821 during the year ended December 31, 2014 due to the excess of fair value of the conversion feature over the note proceeds compared to $380,741 for the prior year. In addition, we amortized a debt discount associated with the notes of $1,646,605 for the year ended December 31, 2014 compared to $816,642 for the year ended December 31, 2013.

Gain on settlement of debt

During the year ended December 31, 2014, we settled an outstanding debt obligation for less than our carrying value. Accordingly, we recorded a $32,985 gain on settlement of debt during the current year.

Gain from change in fair value of derivative liabilities

Each reporting period, we are required to adjust to fair value the conversion features of our convertible notes. For the years ended December 31, 2014 and 2013, we reported a gain from change in fair value of $1,089,102 and $782,556, respectively.

Net Loss

As a result of the activities described above, we incurred a net loss of $5,119,620 for the year ended December 31, 2014 as compared to a net loss of $2,401,534 for the year ended December 31, 2013.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and debt financing.

Working Capital

Our working capital deficit increased by ($594,860) during the year ended December 31, 2014 from a working capital deficit (current liabilities in excess of current assets) of $2,492,533 at December 31, 2013 to a working capital deficit of $3,087,393 at December 31, 2014. The increase in working capital deficit for the year ended December 31, 2014 is due to a combination of reasons, of which the significant factors include:

•	Cash had a net increase from working capital by $27,006 for the year ended December 31, 2014. The most significant uses and proceeds of cash were:

•	Approximately $1,346,000 of cash consumed in operating activities;
•	Proceeds of $25,000 from sale of our common stock
•	Proceeds of $1,684,000 from issuance of Convertible Promissory Notes
•	Proceeds of $80,000 from issuance of Notes Payable

Of the total current assets of $215,150 as of December 31, 2014, cash represented $88,764 with the remainder was $126,386 capitalized financing costs. Of the total current assets of $61,758 as of December 31, 2013, cash represented $61,758.

Proceeds from the issuance of common stock

During the year ended December 31, 2014, the Company received $25,000 from the issuance of Private Placement Memorandum Subscriptions for the sale of its common stock.

Proceeds from the issuance of convertible promissory notes

During the year ended December 31, 2014, the Company received net amount of $1,684,000 from the issuance of Convertible Promissory Notes after paying original interest discounts (“OID”) and processing fees to the attorneys.

Proceeds from the issuance of notes payable

During the year ended December 31, 2013, the Company received a gross amount of $80,000 from the issuance of Notes.

Cash flow analysis

Cash used in operations was $1,345,736 during the year ended December 31, 2014. During the year ended December 31, 2014, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our trade payables.

Cash used in investing activities as $129,824 comprised of payments for an option to acquire property of $125,000, purchase of equipment of $2,124 and payment of a lease deposit of $2,700.

Cash provided from financing activities was $1,502,566 comprised of sale of our common stock for net proceeds of $25,000, issuance of notes payable of $80,000 and issuance of convertible notes payable of $1,684,000, net of repayments of notes of $286,434.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of ($5,119,620) for the year ended December 31, 2014, accumulated deficit of ($13,984,186) and total current liabilities in excess of current assets of ($3,087,393) as of December 31, 2014.

The Company is in a pre-development and does not have any revenues from operations and will be dependent on funds raise to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management expects that global economic conditions will continue to present a challenging operating environment through 2015. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives. Working capital management will continue to be a high priority for 2015.

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

Our independent registered public accounting firm’s report dated March 31, 2015 on our December 31, 2014 consolidated financial statements included in this Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed so that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. This determination was due to the lack of segregation of duties and the Company’s failure to implement the necessary internal controls.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2013 are fairly stated, in all material respects, in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Subsequent issuances

In January 2015, the Company issued an aggregate of 8,000,000 shares of its common stock in settlement of convertible notes payable of $29,696.

In February 2015, the Company issued an aggregate of 56,772,987 shares of its common stock in settlement of convertible notes payable and accrued interest of $202,545.

In March 2015, the Company issued an aggregate of 38,512,224 shares of its common stock in settlement of convertible notes payable of $104,952.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of December 31, 2014:

Name	Age	Position(s)	Term of Office (Directors)
Ronald W. Pickett*	67	President, Chief Executive Officer, Chairman and Principal Accounting Officer	Annual meeting
Stephen Sadle*	69	Chief Operating Officer and Director	Annual Meeting
Robert P. Crabb*	67	Secretary, Chief Marketing Officer and Director	Annual meeting
H. James Magnuson	61	Director	Annual meeting
Arthur P. Dammarell	70	Director	Annual meeting

______________

*	Appointed pursuant to the terms of the Merger Agreement.

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

Robert P. Crabb, Secretary and Chief Marketing Officer, Director

Mr. Crabb joined the Company on December 29, 2010 in connection with the Merger. Mr. Crabb has over 40 years of public and private sector experience including 15years in the insurance industry including, sales and sales management with MetLife and independent property and casualty brokerage. His entrepreneurial expertise includes marketing consulting, corporate management and commercial/residential real estate development. He has served in a corporate governance capacity as secretary to a number of start-up companies. Since September, 2007, Mr. Crabb has been an independent real estate development consultant. Until September, 2007, Mr. Crabb was Secretary of Telkonet, until February, 2009, Mr. Crabb was Secretary of Microwave Systems, and until October, 2009, Mr. Crabb was Secretary of Geeks on Call. The Company believes Mr. Crabb’s past experience in corporate compliance gives him the qualifications and skill to serve as a director.

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

Section16(a) Beneficial Ownership Reporting

Based solely upon a review of the copies of the forms furnished to the Company and written representations from officers and directors of the Company that no other reports were required, during the year ended December 31, 2014, all filing requirements under Section 16(a) of the Exchange Act applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

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

EXECUTIVE COMPENSATION

The following table and related footnotes show the compensation incurred and or paid during the fiscal years ended December 31, 2014 and 2013, to all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year. No other executive officers received compensation in excess of $100,000 for such fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Ronald W. Pickett,	2014	200,000	(2)	$–	$–	$–	$–	$–	200,000
President, Chief Executive Officer, Chairman and Principal Accounting officer (1)	2013	200,000	(2)	–	–	–	–	–	200,000
Stephen L. Sadle	2014	175,000	(4)	–	–	–	–	–	175,000
Chief Operating Officer (3)	2013	175,000	(4)	–	–	–	–	–	175,000

______________

(1)	Appointed as President, Chief Executive Officer and Chairman effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(2)	Included in the amount is $29,153 and $218,767 of accrued salaries for Mr. Pickett for the years ended December 31, 2014 and 2013, respectively. In addition, the amount paid during the years ended December 31, 2014 and 2013 amounted to $192,300 and $84,615, respectively. $250,000 of the accrual has been converted into a note payable during the year ended December 31, 2013.

(3)	Appointed as Chief Operating Officer effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(4)	Included in the amount is $27,098 and $167,032 of accrued salaries for Mr. Sadle for the years ended December 31, 2014 and 2013, respectively. In addition, the amount paid during the years ended December 31, 2014 and 2013 amounted to $168,300 and $109,939, respectively. $193,750 of the accrual has been converted into a note payable during the year ended December 31, 2013

Director Compensation Table

The following table and related footnotes show the compensation incurred and or paid during the fiscal year ended December 31, 2014 to the Company’s directors for their service as directors.

Name	Fees earned or paid in cash ($)		Stock awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert P. Crabb (1)	$60,000	(2)	$0		$0	$0	$0	$0	$60,000
H. James Magnuson	$0		$0	(3)	$16,591	$0	$0	$0	$16,591
Arthur P. Dammarell	$0		$0	(3)	$16,591	$0	$0	$0	$16,591

______________

(1)	Appointed as director effective December 29, 2010 pursuant to the terms of the Merger Agreement.
(2)	The Company has accrued salary for Mr. Crabb for his services as an executive officer of the Company for the year ended December 31, 2014 in the amount of $29,153 and the balance at December 31, 2013 amounted to $60,000.
(3)	The Company issued to Mr. Magnuson and Dammarell two warrants to purchase the Company’s common stock. Each received warrant A is for 1,250,000 shares of the Company’s common stock exercisable at $0.02 per share for 5 years, warrant B is for 2,906,977 shares of the Company’s common stock exercisable at $0.0086 for five years.

Narrative to Summary Compensation Table and Director Compensation Table

During the year ended December 31, 2014, the Company provided no stock options, warrants, or stock appreciation rights. On December 29, 2010, pursuant to the Merger, Solar Wind Energy, Inc. became a wholly-owned subsidiary of the Company. The Company has employment agreements with its officers as described below. The Company has accrued salaries for all its executives from inception through December 31, 2014 and the balance amounted to $84,287 at December 31, 2014, net of issued convertible notes issued in December 2014 as part payment.

No officer or director has outstanding unexercised options, stock that has not vested, or equity incentive plan awards. The Company maintains no employee benefits plans.

Name	Position(s)	Term	Salary	Bonus	Severance
Ronald W. Pickett	President, Chief Executive Officer	3 years; renewable for 1 year on mutual consent *	$200,000	Board Discretionary	Twelve (12) months’ salary and benefits for termination without cause.
Stephen Sadle	Chief Operating Officer	3 years; renewable for 1 year on mutual consent *	$175,000	Board Discretionary	Twelve (12) months’ salary and benefits for termination without cause.
Robert P. Crabb	Secretary, Chief Marketing Officer		$60,000		.

____

*	Terms to modify the 1 year contract extension by mutual consent have been agreed to by the Officers and Directors. Under the modification and extension, the contracts will be extended 4 additional years with current salaries being unchanged. Provisions for automatic salary increases based on specific events related to business development successes, rights for the officers to convert any accrued salary into Company notes, and rights to receive warrants to purchase Company stock at market plus 20% premium at the time of the grant while notes are outstanding will be incorporated in the new contracts. The parties have mutually agreed to a stock option plan, the specific terms to be negotiated as part of the final contract.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of March 27, 2015, the beneficial ownership of our common stock by:

(1)	each person or entity who is known by us to beneficially own more than five percent (5%) of our common stock;

(2)	each of our directors;

(3)	each Named Executive Officer; and

(4)	all of our directors and executive officers as a group.

Set forth below is certain information, as of March 27, 2015, with respect to each person (including any group as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock. Unless otherwise indicated, the address of each beneficial owner is c/o Solar Wind Energy Tower Inc., 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 and the nature of beneficial ownership is direct.

Name of Beneficial Owner	Title of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Ronald W. Pickett	President, Chief Executive Officer and Chairman	64,655,000	(3)	8.8%
Stephen Sadle	Chief Operating Officer and Director	57,816,666	(3)	7.9%
Robert P. Crabb	Secretary, Chief Marketing Officer and Director	12,850,000	(3)	1.7%
H. James Magnuson	Director	1,811,114	(2)	*
Arthur P. Dammarell	Director	625,500		*
Directors and executive officers as a group (5 persons)	---	135,946,666		18.4%

______________

* Less than 1%.

(1)	Based upon 730,031,144 shares of Common Stock outstanding as of March 27, 2015.

(2)	Includes 1,368,891 shares held in trust for the benefit of Mr. Magnuson’s relatives. As trustee, Mr. Magnuson has the power to vote such shares, but disclaims any beneficial ownership in the shares.

(3)	Includes common shares issuable upon conversion of convertible notes payable of 10,000,000, 6,666,667 and 2,000,000 shares to Mr. Pickett, Mr. Sadle and Mr. Crabb, respectively.

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

The Company has accrued interest expense of $5,422 as of December 31, 2014.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed to us by RBSM LLP, our independent registered public accounting firm for professional services rendered during the fiscal years ended December 31, 2014 and 2013 are set forth below.

(1) Audit Fees

RBSM LLP (“RBSM”) has billed us audit fees of $50,000 and $50,000 during 2014 and 2013, respectively. These fees would relate to the audit of our annual consolidated financial statements and the review of the interim consolidated financial statements and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees

RBSM billed us audit-related fees in the aggregate amount of $13,000 and $13,400 during 2014 and 2013, respectively. These fees relate to the review of the Form 8-K and review of the Company’s registration statements filed with the SEC.

(3) Tax Fees

RBSM billed us for professional services relating to tax compliance, tax planning, and tax advice in the amount of $12,500 and $ -0- during 2014 and 2013, respectively.

(4) All Other Fees

No fees of this sort were billed by RBSM during 2014 and 2013.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years ended December 31, 2014 and 2013.

Consolidated Statements of Changes in Stockholders’ Deficit for the two years ended December 31, 2014

Consolidated Statements of Cash Flows for Years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules.

Additional Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibits Index

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of December 29, 2010, by and among Superior Silver Mines, Inc., Superior Silver Mines Acquisition Corp., and Clean Wind Energy, Inc. (1)
2.2	Plan of Domestication of Superior Silver Mines, Inc., dated December 21, 2010 (1)
2.3	Nevada Articles of Domestication of Superior Silver Mines, Inc., dated December 27, 2010 (1)
2.4	Idaho Statement of Domestication of Superior Silver Mines, Inc., dated December 22, 2010 (1)
2.5 2.6	Articles of Merger by and between Clean Wind Energy Tower, Inc. and Superior Silver Mines, Inc. (2) Articles of Merger by and between Solar Wind Energy Tower Inc. and Clean Wind Energy Tower, Inc. (6)
3.1	Articles of Incorporation of Clean Wind Energy Tower, Inc. (1)
3.2	Amended Bylaws of Clean Wind Energy Tower, Inc. (3)
4.1	Form of Common Stock Certificate (4)
4.2	Form of Securities Purchase Agreement entered with the 2013 Investors (5)
4.3	Form of Convertible Debentures (5)
10.1	Letter Agreement between Clean Wind Energy, Inc. and Source Capital Group, Inc., dated November 22, 2010 (1)
10.2	Deed of Lease, dated December 1, 2010, by and between CKP One, LLC and Clean Wind Energy, Inc. (1)
10.3	Lease Agreement, dated October 20, 2010, and effective November 1, 2010, by and between Office Suites PLUS at Annapolis and Clean Wind Energy, Inc. (1)
10.4	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ronald Pickett, and Amendment dated November 22, 2010 (1)
10.5	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Stephen Sadle, and Amendment dated November 22, 2010 (1)
10.6	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Robert Crabb, and Amendment dated November 22, 2010 (1)
10.7	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and John W. Hanback, and Amendment dated November 22, 2010 (1)
10.8	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Itzhak Tepper, PE, and Amendment dated November 22, 2010 (1)
10.9	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ownkar Persaud, and Amendment dated November 22, 2010 (1)
10.10	Form of Director and Officer Indemnification Agreement (4)
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant (4)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett
32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

______________

(1)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 30, 2010 and incorporated herein by reference.
(2)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.
(3)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on December 28, 2010 and incorporated herein by reference.
(4)	Filed with the registrant's Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 12, 2011 and incorporated herein by reference.
(5)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on February 13, 2013 and incorporated herein by reference.
(6)	Filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on March 11, 2013 and incorporated herein by reference.

*	To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR WIND ENERGY TOWER INC. (f/k/a CLEAN WIND ENERGY TOWER, INC.)

Dated: March 31, 2015	By:	/s/ Ronald W. Pickett
Name: Ronald W. Pickett
President, Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2015	By:	/s/ Ronald W. Pickett
Name: Ronald W. Pickett
President, Chief Executive Officer (PEO), Director

Dated: March 31, 2015	By:	/s/ Robert P. Crabb
Name: Robert P. Crabb
Director

Dated: March 31, 2015	By:	/s/ Stephen L. Sadle
Name: Stephen L. Sadle
Director

Dated: March 31, 2015	By:	/s/ H. James Magnuson
Name: H. James Magnuson
Director

Dated: March 31, 2015	By:	/s/ Arthur P. Dammarell
Name: Arthur P. Dammarell
Director

Solar Wind Energy Tower Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Solar Wind Energy Tower, Inc.

We have audited the accompanying consolidated balance sheets of Solar Wind Energy Tower, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in deficit and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of Solar Wind Energy Tower, Inc. as of December 31, 2014 and 2013, and the consolidated results of operations, and cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has not yet generated any revenue and is incapable of generating sufficient cash flow to sustain its current operations without securing additional financing, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

March 31, 2015

SOLAR WIND ENERGY TOWER, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets:
Cash	$88,764	$61,758
Capitalized financing costs, net	126,386	–
Total current assets	215,150	61,758

Property and equipment, net	1,888	2,284

Other assets:
Capitalized financing costs, net	37,697	–
Deposits	129,259	2,300

Total assets	$383,994	$66,342

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$200,391	$171,245
Accrued liabilities and expenses	369,897	737,964
Advances from stockholders/officers	170,000	170,000
Settlement payable	30,000	–
Notes payable	268,270	358,770
Convertible notes payable, net of unamortized debt discount of $650,053 and $353,129, respectively	599,457	278,266
Convertible notes payable, related party, net of unamortized debt discount of $-0- and $131,047, respectively	280,000	148,953
Derivative liabilities	1,384,528	689,093
Total current liabilities	3,302,543	2,554,291

Long term debt:
Notes payable, related party	385,000	–
Notes payable	80,000	–
Convertible notes payable, net of unamortized debt discount of $103,315	–	24,456
Total liabilities	3,767,543	2,578,747

Commitments and contingencies	–	–

Deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2014 and 2013	–	–
Common stock, par value $0.0001 per share; 900,000,000 and 500,000,000 shares authorized as of December 31, 2014 and 2013, respectively; 626,745,923 and 370,728,168 shares issued and outstanding as of December 31, 2014 and 2013, respectively	62,675	37,073
Common stock to be issued	420,000	420,000
Additional paid in capital	10,119,764	5,896,890
Accumulated deficit	(13,984,186)	(8,866,368)
Deficit attributable to Solar Wind Energy Tower, Inc.	(3,381,747)	(2,512,405)
Non-controlling interest	(1,802)	–
Total deficit	(3,383,549)	(2,512,405)

Total liabilities and stockholders' deficit	$383,994	$66,342

See the accompanying notes to the consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013
OPERATING EXPENSES:
Research and development	$156,251	$31,304
Selling, general and administrative	1,870,266	1,792,769
Depreciation	2,520	4,480
Total operating expenses	2,029,037	1,828,553

Loss from operations	(2,029,037)	(1,828,553)

Other income (expense):
Interest expense	(4,212,671)	(1,355,537)
Gain on settlement of debt	32,985	–
Gain on change in fair value of derivative liabilities	1,089,103	782,556

Loss before provision for income taxes	(5,119,620)	(2,401,534)

Provision for income taxes (benefit)	–	–

Net loss	(5,119,620)	(2,401,534)

Non-controlling interest	1,802	–

NET LOSS ATTRIBUTABLE TO SOLAR WIND ENERGY TOWER, INC.	$(5,117,818)	$(2,401,534)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	497,356,871	308,150,223

See the accompanying notes to the consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

TWO YEARS ENDED DECEMBER 31, 2014

	Preferred stock		Common stock		Common to be Issued		Additional Paid In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2012	–	$–	279,865,011	$27,987	6,000,000	$420,000	$4,264,979	$(6,464,834)	$–	$(1,751,868)
Shares issued for consulting services rendered	–	–	19,350,251	1,935	–	–	79,985	–	–	81,920
Shares issued in settlement of debt	–	–	66,073,247	6,607	–	–	882,433	–	–	889,040
Sale of common stock	–	–	5,439,659	544	–	–	64,956	–	–	65,500
Stock based compensation	–	–	–	–	–	–	560,969	–	–	560,969
Fair value of warrants issued in connection with notes payable	–	–	–	–	–	–	43,568	–	–	43,568
Net loss	–	–	–	–	–	–	–	(2,401,534)	–	(2,401,534)
Balance, December 31, 2013	–	$–	370,728,168	$37,073	6,000,000	$420,000	$5,896,890	$(8,866,368)	$–	$(2,512,405)

See the accompanying notes to the consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

TWO YEARS ENDED DECEMBER 31, 2014

	Preferred stock		Common stock		Common to be Issued		Additional Paid In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2014	–	$–	370,728,168	$37,073	6,000,000	$420,000	$5,896,890	$(8,866,368)	$–	$(2,512,405)
Shares issued in settlement of debt	–	–	248,392,755	24,840	–	–	2,836,298	–	–	2,861,138
Shares issued for consulting services rendered	–	–	500,000	50	–	–	2,200	–	–	2,250
Sale of common stock	–	–	7,125,000	712	–	–	24,288	–	–	25,000
Reclassify fair value of warrants from equity to liability	–	–	–	–	–	–	(13,202)	–	–	(13,202)
Fair value of warrants issued in connection with notes payable	–	–	–	–	–	–	310,969	–	–	310,969
Fair value of warrants issued as director compensation	–	–	–	–	–	–	34,567	–	–	34,567
Reclassify fair value of warrants from liability to equity	–	–	–	–	–	–	7,677	–	–	7,677
Reclassify fair value of debt derivative to equity upon note extinguishment	–	–	–	–	–	–	308,198	–	–	308,198
Fair value of warrants issued for services	–	–	–	–	–	–	72,076	–	–	72,076
Stock based compensation	–	–	–	–	–	–	639,803	–	–	639,803
Net loss	–	–	–	–	–	–	–	(5,117,818)	(1,802)	(5,119,620)
Balance, December 31, 2014	–	$–	626,745,923	$62,675	6,000,000	$420,000	$10,119,764	$(13,984,186)	$(1,802)	$(3,383,549)

See the accompanying notes to the consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,119,620)	$(2,401,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,520	4,480
Amortization of debt discounts	1,646,605	816,642
Amortization of financing costs	89,036	33,823
Non cash interest	2,272,821	380,741
Stock based compensation	642,053	642,889
Fair value of warrants issued in connection with services and notes payable, respectively	106,643	43,568
Gain on settlement of debt	(32,985)	–
Gain from change in fair value of derivative liabilities	(1,089,102)	(782,556)
Changes in operating assets and liabilities:
Advances from stockholders/officers	–	(15,000)
Prepaid expenses	–	–
Settlement payable	(60,000)	–
Accounts payable and accrued expenses	196,293	265,767
Net cash used in operating activates	(1,345,736)	(1,011,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,124)	–
Payment of option to acquire property	(125,000)	–
Payment of long term deposit	(2,700)	–
Net cash used in investing activities	(129,824)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	25,000	65,500
Proceeds from issuance of note payable	80,000	75,000
Proceeds from issuance of convertible notes payable	1,684,000	925,677
Repayments of convertible notes payable	(286,434)	(7,000)
Net cash provided by financing activities	1,502,566	1,059,177

Net increase in cash	27,006	47,997
Cash, beginning of period	61,758	13,761

Cash, end of period	$88,764	$61,758

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$–	$–
Income taxes paid	$–	$–

Non cash investing and financing activities:
Fair value of warrants issued in connection with notes payable	$310,969	$–
Notes payable issued in settlement of accrued officer salaries	$385,000	$–
Common stock issued in settlement of debt	$2,861,138	$889,040

See the accompanying notes to the consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Topic ASC 360, “Property, Plant and Equipment”. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to our current business model.

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants. Fully diluted shares as of December 31, 2014 and 2013 were 874,144,912 and 473,674,550, respectively.

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

Stock-based compensation expense in connection with stock granted to consultants in exchange for services rendered for the years ended December 31, 2014 and 2013 was $642,053 and $642,889, respectively.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $156,251 and $31,304 research and development costs for the years ended December 31, 2014 and 2013, respectively. The company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

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

Capitalized Financing Costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the year ended December 31, 2014 was $89,036 and $33,823, respectively. Accumulated amortization of deferred financing costs was $89,036 at December 31, 2014. The capitalized financing costs related to 2013 has been fully amortized as of December 31, 2013.

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 3 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $(5,119,620) for the year ended December 31, 2014, accumulated deficit of $(13,984,186) and total current liabilities in excess of current assets of $(3,087,393) as of December 31, 2014.

The Company has not yet generated any revenue and is incapable of generating sufficient cash flows to sustain its current operations. The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. During the year ended December 31, 2014, certain shareholders of the Company have committed to meeting operating expenses. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – DEPOSITS

Long-term deposits are comprised of a $125,000 deposit to acquire approximately 40 acres of land in Yuma County, Arizona at $46,500 per acre. The option requires monthly payments of $12,500 for ten months beginning in June 2015 and may be extended an additional six months with a $250,000 extension fee. All deposits are non-refundable.

In addition, the Company has an aggregate of $4,259 in long term lease deposits.

NOTE 5 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of December 31, 2014 and 2013 consist of the following:

	2014	2013
Accrued payroll	$140,457	$505,118
Accrued stock purchase warrants	29,400	29,400
Accrued lawsuit (Notes 7 and 12 below)	–	122,985
Accrued interest and other	200,040	80,461
Total	$369,897	$734,964

NOTE 6 – ADVANCES FROM SHAREHOLDERS/OFFICERS

Advances from shareholders are comprised of the fair value of common stock pledged as collateral by shareholder. As disclosed below, the Company issued a secured convertible Promissory Note on February 29, 2012. In connection with the issuance, a shareholder pledged 10,000,000 shares of the Company’s common stock. On March 8, 2012, upon default, the escrow agent transferred the pledged common shares to the note holder. The fair value of the common shares pledged was recorded as a related party obligation as of March 31, 2012 with a corresponding reduction in the carrying value of the Note Payable.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7 – SETTLEMENT PAYABLE

In August 2014, the Company settled the litigation with Hanover Holdings I, LLC, described in Note 14 below, for a cash of $90,000 payable in six equal monthly installments of $15,000 beginning September 5, 2014. In connection with the settlement, the Company recognized a gain on settlement of debt of $32,985 during the year ended December 31, 2014. As of December 31, 2014, the outstanding balance was $30,000, which has been repaid subsequent to December 31, 2014.

NOTE 8 – NOTES PAYABLE

	2014	2013
Promissory notes issued June 20, 2012	$268,270	$268,270
Promissory note issued June 6, 2013	–	90,500
Note payable issued April 7, 2014	80,000	–
Total	348,270	358,770
Less current portion	268,270	358,770
Long term portion	$80,000	$–

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

On June 6, 2013, the Company issued a secured promissory note payable with a face amount of $97,500 with an original interest discount (“OID”) of $22,500. The note was originally due in full on October 3, 2013, subsequently extended to November 15, 2013, and is secured by a Company issued note to the Company’s CEO for $150,000 (See note 11). The Company is obligated to file by July 5, 2013 a registration statement on Form S-1 registering an equity line of credit to the benefit of the note holder and to become effective by September 18, 2013. The Company filed Form S-1 on June 24, 2013 and on October 16, 2013 became effective. Effective November 16, 2013, the remaining unpaid balance was $90,500. On July 11, 2014, the Company issued 7,066,131 shares of its common stock in fully settlement of the outstanding obligation.

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

	2014	2013
Convertible promissory notes, due December 31, 2014, net of unamortized debt discount of $-0- and $119,274, respectively	$239,000	$119,726
Convertible note payable, due January 24, 2015, net of unamortized debt discount and OID of $17,712	–	10,059
Convertible note payable, due December 19, 2013	–	32,500
Convertible note payable, due July 1, 2014, net of unamortized debt discount and OID of $12,478	–	15,492
Convertible note payable, due April 15, 2014, net of unamortized debt discount of $12,231	–	20,269
Convertible note payable, due May 15, 2014, net of unamortized debt discount of $13,500	–	14,000
Convertible note payable, due January 24, 2015, net of unamortized debt discount of $36,977	–	13,023
Convertible note payable, due August 21, 2014, net of unamortized debt discount and OID of $19,925	–	11,287
Convertible promissory notes, due June 18, 2014, net of unamortized debt discount of $19,973	–	12,527
Convertible promissory note, due July 14, 2014, net with unamortized debt discount and OID of $20,569	–	17,931
Convertible promissory note, due August 16, 2014, net of unamortized debt discount and OID of $24,049	–	14,451
Convertible promissory note, due October 22, 2014, net of unamortized debt discount and OID of $25,226	–	5,986
Convertible promissory note, due November 1, 2014, net of unamortized debt discount and OID of $47,226	–	10,274
Convertible promissory note, due September 10, 2014, net of unamortized debt discount of $38,678	–	3,822
Convertible promissory note, due January 24, 2015, net of unamortized debt discount of $48,625	–	1,375
Convertible promissory note, due April 4, 2015, net of unamortized debt discount of $4,773	12,727	–
Convertible promissory note, due June 9, 2015, net of unamortized debt discount of $83,184	106,576	–
Convertible promissory note, due May 11, 2015, net of unamortized debt discount of $117,141	136,359	–
Convertible promissory note, due October 14, 2015, net of unamortized debt discount of $259,479	70,521	–
Convertible promissory note, due July 10, 2015, net of unamortized debt discount of $37,158	16,342	–
Convertible promissory note, due October 10, 2015, net of unamortized debt discount of $61,058	17,692	–
Convertible promissory note, due December 30, 2015, net of unamortized debt discount of $87,260	240	–
Total	599,457	302,722
Less current portion	(599,457)	(278,266)
Long term portion	$–	$24,456

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Asher notes:

In 2013 and 2014, the Company entered into a Securities Purchase Agreements with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the aggregate principal amounts outstanding as of December 31, 2014 and 2013 of $-0- and $135,000, respectively.

These notes bear interest at the rate of 8% per annum. All interest and principal must be repaid approximately nine months from the date of issuances. The Notes are convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

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

JMJ Financial

On July 11, 2012, the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $275,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on July 25, 2012. During the nine months ended September 30, 2014, the Company received two tranches of net proceeds in the amount of $70,000, of which $50,000 was repaid. As of December 31, 2014 and 2013, the aggregate principal amount outstanding under the July 11, 2012 issued convertible promissory note was $-0- and $90,395, respectively. On July 11, 2014, the Company issued 4,624,074 shares of its common stock in full settlement.

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

During the year ended December 31, 2014, the Company issued an aggregate of  3,249,513 shares of common stock in full settlement.

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

During the year ended December 31, 2014, the Company issued an aggregate of  10,375,260 shares of common stock in full settlement.

On August 7, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $253,500 (the "Note"). The financing closed on August 7, 2014. The total net proceeds the Company received from this Offering was $250,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on May 11, 2015. The Note is convertible into common stock, at KBM’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. As of December 31, 2014, the aggregate principal amount outstanding was $253,500.

On October 8, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $53,500 (the "Note"). The financing closed on October 8, 2014. The total net proceeds the Company received from this Offering was $50,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 10, 2015. The Note is convertible into common stock, at KBM’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. As of December 31, 2014, the aggregate principal amount outstanding was $53,500.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

During the year ended December 31, 2014, the Company issued an aggregate of  4,299,201 shares of common stock in full settlement.

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

During the year ended December 31, 2014, the Company issued an aggregate of 6,857,975 shares of common stock in full settlement.

WHC Capital, LLC

On December 30, 2014, the Company entered into a Securities Purchase Agreement with WHC Capital LLC ("WHC"), for the sale of an 8% convertible note in the principal amount of $87,500 (the "Note"). The financing closed on December 30, 2014. The total net proceeds the Company received from this Offering was $82,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on December 30, 2015. The Note is convertible into common stock, at Adar’s option, at a 42% discount to the average three lowest closing prices of the common stock during the 10 trading day period prior to conversion. As of December 31, 2014, the aggregate principal amount outstanding was $87,500.

LG Capital Funding, LLC

On April 4, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG"), for the sale of an 8% convertible note in the principal amount of $35,000 (the "Note"). The financing closed on April 4, 2015. The total net proceeds the Company received from this Offering was $32,000.

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

During the year ended December 31, 2014, the Company issued 6,135,586 shares of its common stock in settlement of $17,500 principal. As of December 31, 2014, the aggregate principal amount outstanding was $17,500.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

On October 10, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG"), for the sale of an 8% convertible note in the principal amount of $78,750 (the "Note"). The financing closed on October 10, 2014. The total net proceeds the Company received from this Offering was $75,000.

The notes are convertible into common stock, at holder’s option, at the lower of i) 42% discount to the average of the two lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. As of December 31, 2014, the aggregate principal amount outstanding was $78,750.

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

The Second tranche of the Note has been funded to the Company by the Purchaser upon execution of the Purchase Agreement, in the principal amount of $330,000, consisting of the aggregate principal sum of $300,000 advanced by the Holder 10% prepaid interest per annum over 12 months.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Pursuant to the Purchase Agreement, the Company is obligated to file a registration statement with the Securities and Exchange Commission (the “SEC”), not later than 60 days after the closing date, to cover the shares to be issued upon conversion of the Note and upon exercise of the Warrants. In the event the Company did not (i) file the registration statement within the required timeframe, (ii) cause the registration statement to be declared effective by the SEC within 120 days following the closing date, (iii) cause the registration statement to be declared effective by the SEC within 5 trading days following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments, or (iv) the registration statement ceases to be effective for over 20 trading days, then the Company shall pay to the Purchaser liquidated damages equal to 2% of the purchase price per month, not to exceed a total of 6% of the purchase price paid by the Purchaser. On October 8, 2014, the Company’s filed registration statement became effective.

During the year ended December 31, 2014, the Company issued 67,076,054 shares of its common stock in settlement of $365,240 principal. As of December 31, 2014, the aggregate principal amount outstanding was $519,760.

The Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

Derivative summary:

At the inception of the 2014 Notes, the Company determined the aggregate fair value of $3,821,420 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 157.33% to 197.94%, (3) weighted average risk-free interest rate of 0.11 % to 0.23%, (4) expected life of 0.75 to 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.0025 to $0.0271 per share.

The determined fair value of the debt derivatives of $3,821,420 was charged as a debt discount up to the net proceeds of the note with the remainder of $2,272,821 charged to current period operations as non-cash interest expense.

At December 31, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $1,342,810. The Company recorded a gain from change in fair value of debt derivatives of $1,057,354 and $817,243 for the year ended December 31, 2014 and 2013, respectively. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 194.66%, (3) weighted average risk-free interest rate of 0.04% to 0.25%, (4) expected life of 0.09 to 1.0 years, and (5) estimated fair value of the Company’s common stock of $0.0071 per share.

The charge of the amortization of debt discounts and costs for the year ended December 31, 2014 and 2013 was $1,515,558 and $816,642, respectively. which was accounted for as interest expense. Also, the Company has accrued interest expense of $52,326 as of December 31, 2014.

During the year ended December 31, 2014, the Company issued an aggregate of 248,392,755 shares of its common stock in settlement of the convertible note payable and related interest.

NOTE 10 – NOTES PAYABLE, RELATED PARTY

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 180.09% and risk free rate of 0.43%. The determined fair value of the warrants of $250,049 is amortized as financing costs of the term of the related notes (2 years).

The Company has accrued interest expense of $5,422 as of December 31, 2014.

NOTE 11 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

During 2012, the Company issued an aggregate of $280,000 convertible promissory notes to officers and key employees in settlement of accrued salaries.

The convertible promissory notes bear interest at the rate of 8% per annum. All interest and principal must be repaid on December 31, 2014. The convertible promissory notes are convertible into common stock, at the holders’ option at $0.015 per common share. The Notes currently in default

Due to the nature of the notes described in Note 9 above, the Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and the uncertainty of sufficient authorized shares to meet possible conversion demands. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the notes and to fair value as of each subsequent reporting date.

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

At December 31, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $41,718. The Company recorded a gain from change in fair value of debt derivatives of $31,192 for the year ended December 31, 2014. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 194.66%, (3) weighted average risk-free interest rate of 0.04%, (4) expected life of 0.25 years, and (5) estimated fair value of the Company’s common stock of $0.0071 per share.

The charge of the amortization of debt discounts and costs for the years ended December 31, 2014 was $131,047 and $131,047, respectively; which was accounted for as interest expense. Also, the Company has accrued interest expense of $44,833 as of December 31, 2014.

NOTE 12 – DERIVATIVE LIABILITIES

As described in Notes 9 and 11 above, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date. Refer to Notes 6 and 8 for assumptions used to determine fair values.

During the year ended December 31, 2014, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of convertible notes after consideration of all existing instruments that could be settled in shares.  The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

At April 2, 2014, the Company marked to market the fair value of the warrant derivative and determined a fair value of $7,677. The Company recorded a gain from change in fair value of derivative of $557 and $5,524 for the year ended December 31, 2014 and 2013, respectively. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 159.32%, (3) weighted average risk-free interest rate of 1.62%, (4) expected life of 4.10 years, and (5) estimated fair value of the Company’s common stock of $0.0045 per share.

NOTE 13 – EQUITY FACILITY AGREEMENT

On June 6, 2013, the Company entered into a Committed Equity Facility Agreement for an aggregate of $3,000,000 expiring the earliest of advances up to the facility amount $(3,000,000), default (as defined) or June 6, 2016.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases a suite of offices and shared support services at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 annual lease. In addition, the Company maintains living quarters in Annapolis on an annual lease expiring in 2015.

Rental expenses charged to operations for the year ended December 31, 2014 and 2013 was $37,651 and $23,916, respectively.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Name	Position(s)	Term	Salary	Bonus	Severance
Ronald W. Pickett	President, Chief Executive Officer	3 years; renewable for 1 year on mutual consent	$200,000	Board Discretionary	Twelve (12) month salary and benefits for termination without cause.
Stephen Sadle	Chief Operating Officer	3 years; renewable for 1 year on mutual consent	$175,000	Board Discretionary	Twelve (12) month salary and benefits for termination without cause.
Robert P. Crabb	Secretary, Chief Marketing Officer		$60,000

Terms to modify the 1 year contract extension by mutual consent have been agreed to by the Officers and Directors. Under the modification and extension, the contracts will be extended 4 additional years with current salaries being unchanged. Provisions for automatic salary increases based on specific events related to business development successes, rights for the officers to convert any accrued salary into Company notes, and rights to receive warrants to purchase Company stock at market plus 20% premium at the time of the grant while notes are outstanding will be incorporated in the new contracts. The parties have mutually agreed to a stock option plan, the specific terms to be negotiated as part of the final contract.

Litigation

Hanover Holdings I, LLC vs Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.)

On December 27, 2012, we were served with a Complaint in the matter of Hanover Holdings I, LLC filed with the Supreme Court of the State of New York, stipulating that Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) has yet to pay the remaining outstanding balance, related interest and penalties, as described in a convertible promissory note issued by Solar Wind Energy Tower Inc. (f/k/a Clean Wind Energy Tower, Inc.) to the benefit of Hanover Holdings I, LLC on February 29, 2012 and has failed to honor a notice of conversion issued by Hanover Holdings I, LLC on or about September 7, 2012. Total claim amount is for $122,985. During the year ended December 31, 2014, the Company settled the outstanding claim for $90,000, payable in six monthly payments of $15,000 with a gain on settlement of debt of $32,985. As of December 31, 2014, the unpaid balance was $30,000, which has been repaid subsequent to December 31, 2014.

Typenex Co-Investment, LLC filed suit against the Company on September 4, 2014 in the United States District Court, Northern District of Illinois, Eastern Division claiming that the Company breached a contract it entered into with Typenex, and that Typenex was entitled to convert any portion of the outstanding balance of their monies the Company allegedly owed to Typenex into validly issued, fully paid and non-assessable shares of Solar Wind Energy Tower Inc. common shares. Typenex seeks money damages and court orders enjoining the Company from further breaches. In a related suit filed September 9, 2014 in the United States District Court for the District of Idaho, Typenex claims that the Company’s transfer agent violated certain transfer instructions issued by the Company. The Company has not been named as a defendant in this suit and the parties have agreed that the transfer agent will be part of the Northern District litigation. (The Idaho litigation has not yet been dismissed) The Company maintains that it provided cash to retire the debt owed to Typenex, and denies that Typenex was entitled to the conversion into Company stock.

The Company has retained counsel, has filed counterclaims against Typenex based upon Typenex’s failure to perform its obligations and intends to vigorously defend itself and pursue counterclaims.

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 15 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of December 31, 2014 and 2013, the Company did not have any preferred stock issued and outstanding.

Common stock

The Company has authorized 900,000,000 and 500,000,000 shares of common stock, with a par value of $0.0001 per share as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company has 599,033,920 and 370,728,168, respectively, shares of common stock issued and outstanding.

On April 2, 2014, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 900,000,000 shares.

On January 15, 2015, subsequent to the financial statements, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase of authorized shares of common stock from 900,000,000 to 1,300,000,000.

During the year ended December 31, 2014, the Company issued an aggregate of 500,000 shares of common stock for services rendered of $2,250.

During the year ended December 31, 2014, the Company issued an aggregate of 248,392,755 shares of common stock in settlement of $1,125,194 of convertible notes payable and related accrued interest.

During the year ended December 31, 2014, the Company issued 7,125,000 of common stock for net proceeds of $25,000.

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

In 2013 and 2012, the Company issued an aggregate of 15,000,000 and 21,500,000 shares of common stock for future services of $328,500 and $1,745,690, respectively. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the years ended December 31, 2014 and 2013, the Company recorded $639,803 and $560,969, respectively, as stock based compensation.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 16 – WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at December 31, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.00648	59,413,581	1.30	$0.00648	59,413,581	$0.00648
0.00860	11,627,908	1.26	0.00860	11,627,908	0.00860
0.02000	5,000,000	2.47	0.02000	5,000,000	0.02000
0.04000	8,750,000	0.02	0.04000	8,750,000	0.04000
0.05000	1,920,000	1.19	0.05000	1,920,000	0.05000
0.05000	7,000,000	0.18	0.05000	7,000,000	0.05000
0.10000	2,187,101	3.40	0.10000	2,187,101	0.10000
	95,898,590	1.28		95,898,590	$0.01737

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	–	–
Granted	2,187,101	$0.10
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2013	2,187,101	0.10
Granted	93,711,489	0.01
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2014	95,898,590	$0.02

In connection with the issuance of the Convertible Promissory Note on May 13, 2013, the Company issued the note holder a warrant to purchase 2,187,101 shares of the Company’s common stock at $0.10 per share for five years.

On April 4, 2014, in recognition of past services by the two (2) Directors, the Company approved for issuance of an aggregate of 2,500,000 and 5,813,954 warrants to purchase the Company’s common stock at $0.02 and $0.0086 per share for the vesting period of two years.

The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 158.38% and risk free rate of 0.43%. The determined fair value of the warrants of $33,181 was charged to current period operations.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

As described in Note 8 on April 7, 2014, the Company issued a warrant to purchase 1,920,000 shares of the Company’s common stock exercisable at $0.05 per share expiring on March 7, 2016 in connection with the issuance of a note. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 158.38% and risk free rate of 0.41%. The determined fair value of the warrant of $3,070 is amortized as financing costs of the term of the related note (2 years).

As described in Note 10, the Company issued an aggregate of 59,413,581 warrants to purchase the Company’s common stock at $0.00648 per share for two years in connection with the issuance of notes payable.

The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 180.09% and risk free rate of 0.43%. The determined fair value of the warrants of $250,049 is amortized as financing costs of the term of the related notes (2 years).

As described in Note 9, the Company (ii) issued a warrant to purchase an aggregate of 7,000,000 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $0.05 per share for a period of 150 days from the effective date of the registration statement (the “First Warrant”), and (iii) issued a warrant to purchase an aggregate of 8,750,000 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $0.04 per share for a period of 90 days from the effective date of the registration statement. On October 8, 2014, upon effectiveness of the registration statement, the warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 189.33% and risk free rate of 0.01% to 0.05%. The determined fair value of the warrants of $57,850 was charged to current period operations.

On November 25, 2014, the Company issued 2,500,000 and 5,813,954 warrants to purchase the Company’s common stock for services, exercisable at $0.02 and $0.0086 per share for five years, respectively.

The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 190.27% and risk free rate of 0.94%. The determined fair value of the warrants of $72,076 was charged to current period operations.

NOTE 17- NON CONTROLLING INTEREST

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

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the year ended December 31, 2014:

2014
Net loss	$135,117
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$1,802

The following table summarizes the changes in non-controlling interest from December 31, 2013 to December 31, 2014:

Balance, December 31, 2013	$–
Transfer (to) from the non-controlling interest as a result of change in ownership	–
Net loss attributable to the non-controlling interest	(1,802)
Balance, December 31, 2014	$(1,802)

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 18 – INCOME TAXES

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

For the period from July 26, 2010 (date of inception) through December 31, 2014, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $11,820,000, which expiring through the year of 2034. The net operating loss carryovers may be subject to limitations under Internal Revenue Code “Section 382”, due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss carryforward, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) for the years ended December 31, 2014 and 2013 consists of the following:

	2014	2013
Federal:
Current	$–	$–
Deferred	1,481,000	1,266,000
	1,481,000	1,266,000
State and local:
Current	–	–
Deferred	329,000	196,000
	329,000	196,000

Change in valuation allowance	(1,810,000)	(1,462,000)

Income tax provision (benefit)	$–	$–

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the year ended December 31, 2014 and 2013 as follows:

	December 31, 2014 and 2013
Statutory federal income tax rate	(35.0%	)
Statutory state and local income tax rate (8.25%), net of federal benefit	(5.4%	)
Change in valuation allowance	40.4%
Effective tax rate	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2014	2013
Deferred tax assets (liabilities):
Stock based compensation issued and to be issued for services rendered	$642,054	$817,000
Net operating loss carry forward	838,946	449,000
Less: valuation allowance	(1,481,000)	(1,266,000)
Net deferred tax asset	$–	$–

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company has not yet filed its tax returns for the period from July 26, 2010 (date of inception) through December 31, 2014.

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

NOTE 19 – FAIR VALUE MEASUREMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$1,384,528	$1,384,528
Total	$–	$–	$1,384,528	$1,384,528

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Years ended December 31, 2014 and 2013:

Derivative Liability
Balance, December 31, 2012	$529,785

Transfers out at mark-market value on date of payoff or conversion	(348,464)

Transfers in upon initial fair value of derivative liability	1,290,328

Gain from change in fair value of derivative liability	(782,556)

Balance, December 31, 2013	$689,093

Transfers out at mark-market value on date of payoff or conversion	(2,042,407)

Transfers in (out) upon reclassification from (to) equity	5,525

Transfers in upon initial fair value of derivative liability	3,821,420

Gain from change in fair value of derivative liability	(1,089,103)

Balance, December 31, 2014	1,384,528

Total gain for the period included in earnings relating to the derivative liabilities held at December 31, 2014	$1,089,103

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

NOTE 20 – SUBSEQUENT EVENTS

In January 2015, the Company issued an aggregate of 8,000,000 shares of its common stock in settlement of convertible notes payable of $29,696.

In February 2015, the Company issued an aggregate of 56,772,987 shares of its common stock in settlement of convertible notes payable and accrued interest of $202,545.

In March 2015, the Company issued an aggregate of 38,512,224 shares of its common stock in settlement of convertible notes payable of $104,952.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

