Form 10-K/A
period 2014-12-31
SOLAR WIND ENERGY TOWER, INC.
filed 2015-04-03
CIK 95572

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

Number of issued and outstanding shares of the registrant’s par value $0.0001 common stock as of March 27, 2015: 730,031,134

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

2

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR WIND ENERGY TOWER INC. (f/k/a CLEAN WIND ENERGY TOWER, INC.)

Dated: April 2, 2015	By:	/s/ Ronald W. Pickett
Name: Ronald W. Pickett
President, Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 2, 2015	By:	/s/ Ronald W. Pickett
Name: Ronald W. Pickett
President, Chief Executive Officer (PEO), Director

Dated: April 2, 2015	By:	/s/ Robert P. Crabb
Name: Robert P. Crabb
Director

Dated: April 2, 2015	By:	/s/ Stephen L. Sadle
Name: Stephen L. Sadle
Director

Dated: April 2, 2015	By:	/s/ H. James Magnuson
Name: H. James Magnuson
Director

Dated: April 2, 2015	By:	/s/ Arthur P. Dammarell
Name: Arthur P. Dammarell
Director

4