Form 10-Q
period 2015-03-31
SOLAR WIND ENERGY TOWER, INC.
filed 2015-05-15
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 869,411,883 shares of Common Stock ($0.0001 par value) as of May 11, 2015.

Solar Wind Energy Tower, Inc.

FORM 10-Q for the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$39,167	$88,764
Capitalized financing costs, net	126,386	126,386
Total current assets	165,553	215,150

Property and equipment, net	1,711	1,888

Other assets:
Capitalized financing costs, net	6,525	37,697
Deposits	152,697	129,259

Total assets	$326,486	$383,994

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$206,478	$200,391
Accrued liabilities and expenses	395,089	369,897
Advances from stockholders/officers	170,000	170,000
Settlement payable	–	30,000
Notes payable	268,270	268,270
Convertible notes payable, net of unamortized debt discount of $517,392 and $650,053, respectively	594,372	599,457
Convertible notes payable, related party	280,000	280,000
Derivative liabilities	1,589,888	1,384,528
Total current liabilities	3,504,097	3,302,543

Long term debt:
Convertible note payable, net of unamortized debt discount of $72,230	2,770	–
Notes payable, related party	385,000	385,000
Notes payable	80,000	80,000
Total liabilities	3,971,867	3,767,543

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2015 and December 31, 2014	–	–
Common stock, par value $0.0001 per share; 1,300,000,000 and 900,000,000 shares authorized as of March 31, 2015 and December 31, 2014, respectively; 743,464,237 and 626,745,923 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	74,346	62,675
Common stock to be issued	420,000	420,000
Additional paid in capital	10,793,759	10,119,764
Accumulated deficit	(14,931,183)	(13,984,186)
Stockholders' deficit attributable to Solar Wind Energy Tower, Inc.	(3,643,078)	(3,381,747)
Non-controlling interest	(2,303)	(1,802)
Total stockholders' deficit	(3,645,381)	(3,383,549)

Total liabilities and stockholders' deficit	$326,486	$383,994

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2015	2014
OPERATING EXPENSES:
Research and development	$54,851	$9,033
Selling, general and administrative	275,030	425,558
Depreciation	177	988
Total operating expenses	330,058	435,579

Loss from operations	(330,058)	(435,579)

Other income (expense):
Interest expense	(546,282)	(305,934)
(Loss) gain on change in fair value of derivative liabilities	(71,158)	41,408

Loss before provision for income taxes	(947,498)	(700,105)

Provision for income taxes (benefit)	–	–

Net loss	(947,498)	(700,105)

Non-controlling interest	501	–

NET LOSS ATTRIBUTABLE TO SOLAR WIND ENERGY TOWER, INC.	$(946,997)	$(700,105)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	669,373,661	408,690,396

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

	Preferred stock		Common stock		Common to be Issued		Additional Paid In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2015	–	$–	626,745,923	62,675	6,000,000	$420,000	$10,119,764	$(13,984,186)	$(1,802)	$(3,383,549)
Shares issued in settlement of debt	–	–	116,718,314	11,671	–	–	666,851	–	–	678,522
Stock based compensation							7,144			7,144
Net loss	–	–	–	–	–	–	–	(946,997)	(501)	(947,498)
Balance, March 31, 2015	–	$–	743,464,237	$74,346	6,000,000	$420,000	$10,793,759	$(14,931,183)	$(2,303)	$(3,645,381)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(947,498)	$(700,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	177	988
Amortization of debt discounts	357,681	272,057
Amortization of financing costs	31,172	5,000
Non cash interest	158,531	14,433
Stock based compensation	7,144	188,163
Loss (gain) from change in fair value of derivative liabilities	71,158	(41,408)
Changes in operating assets and liabilities:
Settlement payable	(30,000)	–
Accounts payable and accrued expenses	32,476	56,963
Net cash used in operating activates	(319,159)	(203,909)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of option to acquire property	(23,438)	–
Net cash used in investing activities	(23,438)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	–	25,000
Proceeds from issuance of convertible notes payable	293,000	125,000
Net cash provided by financing activities	293,000	150,000

Net decrease in cash	(49,597)	(53,909)
Cash, beginning of period	88,764	61,758

Cash, end of period	$39,167	$7,849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$–	$–
Income taxes paid	$–	$–

Non cash investing and financing activities:
Fair value of warrants issued in connection with notes payable	$–	$–
Notes payable issued in settlement of accrued officer salaries	$–	$–
Common stock issued in settlement of debt	$681,222	$534,561

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $947,498 and $700,105 for the three month periods ended March 31, 2015 and 2014, respectively, accumulated deficit of $14,931,183 and total current liabilities in excess of current assets of $3,338,544 as of March 31, 2015.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $54,851 and $9,033 for the three months ended March 31, 2015 and 2014, respectively, in research and development costs. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

Net loss per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive for the three months ended March 31, 2015 and 2014. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and exercise of warrants. Fully diluted shares for the three months ended March 31, 2015 and 2014 were 1,169,543,239 and 605,240,364, respectively.

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

Stock-based compensation expense in connection with stock grants issued to consultants in exchange for services rendered for the three months ended March 31, 2015 and 2014 was $7,144 and $188,163, respectively.

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

Capitalized Financing Costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three months ended March 31, 2015 and 2014 was $31,172 and $5,000, respectively. Accumulated amortization of deferred financing costs was $120,208 and $-0- at March 31, 2015 and 2014, respectively.

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

NOTE 2 – DEPOSITS

Long-term deposits are comprised of aggregate of $148,438 and $125,000 deposits to acquire approximately 640 acres of land in Yuma County, Arizona at $46,500 per acre. The option requires monthly payments of $12,500 for ten months beginning in June 2015 and may be extended an additional six months with a $250,000 extension fee. All deposits are non-refundable.

In addition, the Company has an aggregate of $4,259 in long term lease deposits.

NOTE 3 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
Accrued payroll	$152,169	$140,457
Accrued stock purchase warrants	29,400	29,400
Accrued interest and other	213,520	200,040
Total	$395,089	$369,897

NOTE 4 – ADVANCES FROM SHAREHOLDERS/OFFICERS

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

NOTE 5 – SETTLEMENT PAYABLE

In August 2014, the Company settled the litigation with Hanover Holdings I, LLC for a cash of $90,000 payable in six equal monthly installments of $15,000 beginning September 5, 2014. In connection with the settlement, the Company recognized a gain on settlement of debt of $32,985 during the year ended December 31, 2014. As of December 31, 2014, the outstanding balance was $30,000, which has been repaid during the three months ended March 31, 2015.

NOTE 6 – NOTES PAYABLE

	March 31, 2015	December 31, 2014
Promissory notes issued June 20, 2012	$268,270	$268,270
Note payable issued April 7, 2014	80,000	80,000
Total	348,270	348,270
Less current portion	268,270	268,270
Long term portion	$80,000	$80,000

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	March 31,	December 31,
	2015	2014
Convertible promissory notes, due December 31, 2015	$239,000	$239,000
Convertible promissory note, due April 4, 2015, net of unamortized debt discount of $4,773	–	12,727
Convertible promissory note, due June 9, 2015, net of unamortized debt discount of $12,266 and $83,184, respectively	44,998	106,576
Convertible promissory note, due May 11, 2015, net of unamortized debt discount of $4,122 and $117,141, respectively	24,378	136,359
Convertible promissory note, due October 14, 2015, net of unamortized debt discount of $166,808 and $259,479	163,192	70,521
Convertible promissory note, due July 10, 2015, net of unamortized debt discount of $19,649 and $37,158, respectively	33,851	16,342
Convertible promissory note, due October 10, 2015, net of unamortized debt discount of $41,640 and $61,058, respectively	37,110	17,692
Convertible promissory note, due December 30, 2015, net of unamortized debt discount of $65,685 and $87,260, respectively	21,815	240
Convertible promissory note, due January 5, 2016, net of unamortized debt discount of $60,411	18,339	–
Convertible promissory note, due February 19, 2016, net of unamortized debt discount of $70,089	8,411	–
Convertible promissory note, due March 16, 2016, net of unamortized debt discount of $76,722	3,278	–
Convertible promissory note, due March 3, 2017, net of unamortized debt discount of $72,230	2,770	–
Total	597,142	599,457
Less current portion	(594,372)	(599,457)
Long term portion	$2,770	$–

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

2015 Notes:

LG Capital Funding, LLC

On January 5, 2015, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG"), for the sale of an 8% convertible note in the principal amount of $78,750 (the "Note"). The financing closed on January 5, 2015. The total net proceeds the Company received from this Offering was $75,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on January 5, 2016. The Note is convertible into common stock, at LG’s option, at a 42% discount to the average three lowest bid prices of the common stock during the 15 trading day period prior to conversion.

Fourth Man, LLC.

On February 20, 2015, the Company entered into a Securities Purchase Agreement with Fourth Man, LLC ("Fourth Man"), for the sale of an 8% convertible note in the principal amount of $78,500 (the "Note"). The financing closed on February 20, 2015. The total net proceeds the Company received from this Offering was $75,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on February 19, 2016. The Note is convertible into common stock, at Fourth Man’s option, at a 42% discount to the average three lowest close prices of the common stock during the 10 trading day period prior to conversion.

JSJ Investments, Inc.

On March 16, 2015, the Company entered into a Securities Purchase Agreement with JSJ Investments, Inc ("JSJ"), for the sale of an 12% convertible note in the principal amount of $80,000 (the "Note"). The financing closed on March 16, 2015. The total net proceeds the Company received from this Offering was $75,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on March 16, 2016. The Note is convertible into common stock, at JSJ’s option, at a 42% discount to the average three lowest close prices of the common stock during the 15 trading day period prior to conversion.

JMJ Financial

On March 3, 2015, the Company entered into a Securities Purchase Agreement with JMJ Financial, for the sale of an 12% convertible note in the aggregate principal amount of $400,000 (the "Note"). The financing closed on a $75,000 tranche on March 3, 2015. The total net proceeds the Company received from this Offering was $68,000, net of fees and original interest discount (“OID”) of $5,000.

The Note bears interest at the rate of 12% per annum after three months. All interest and principal must be repaid on March 3, 2017. The Note is convertible into common stock, at JMJ Financial’s option, at a 60% discount to the lowest close price of the common stock during the 25 trading day period prior to conversion.

Summary:

The Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

At the inception of the 2015 Notes, the Company determined the aggregate fair value of $451,531 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 185.23% to 194.56%, (3) weighted average risk-free interest rate of 0.17 % to 0.26%, (4) expected life of 0.76 to 2.00 years, and (5) estimated fair value of the Company’s common stock of $0.003 to $0.008 per share.

The determined fair value of the debt derivatives of $451,531 was charged as a debt discount up to the net proceeds of the note with the remainder of $158,531  charged to current period operations as non-cash interest expense.

At March 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $1,583,253. The Company recorded a loss from change in fair value of debt derivatives of $87,030  for the three months ended March 31, 2015. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 184.60%, (3) weighted average risk-free interest rate of 0.02% to 0.26%, (4) expected life of 0.25 to 0.96 years, and (5) estimated fair value of the Company’s common stock of $0.0047 per share.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2015 and 2014 was $357,681 and 272,057, respectively, which was accounted for as interest expense. Also, the Company has accrued interest expense of $52,013 as of March 31, 2015.

During the three months ended March 31, 2015, the Company issued an aggregate of 116,718,314 shares of its common stock in settlement of the convertible note payable and related interest.

NOTE 8 – NOTES PAYABLE, RELATED PARTY

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

During 2012, the Company issued an aggregate of $280,000 convertible promissory notes to officers and key employees in settlement of accrued salaries.

The convertible promissory notes bear interest at the rate of 8% per annum. All interest and principal were to be repaid initially on December 31, 2014. The convertible promissory notes are convertible into common stock, at the holders’ option at $0.015 per common share. In December 2014, the notes were extended to December 31, 2015 with the interest rate increasing to 12% per annum.

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

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

At March 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $6,635. The Company recorded a gain from change in fair value of debt derivatives of $15,872 for the three months ended March 31, 2015. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 184.60%, (3) weighted average risk-free interest rate of 0.03%, (4) expected life of 0.25 years, and (5) estimated fair value of the Company’s common stock of $0.0047 per share.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2015 and 2014 was $-0- and $32,313, respectively, respectively; which was accounted for as interest expense. Also, the Company has accrued interest expense of $50,356 as of March 31, 2015.

NOTE 10 – DERIVATIVE LIABILITIES

As described in Notes 6 and 8 above, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date. Refer to Notes 7 and 9 for assumptions used to determine fair values.

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of March 31, 2015 and December 31, 2014, the Company did not have any preferred stock issued and outstanding.

Common stock

The Company has authorized 1,300,000,000 and 900,000,000 shares of common stock, with a par value of $0.0001 per share as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company has 743,464,237 and 626,745,923, respectively, shares of common stock issued and outstanding.

On January 15, 2015, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase of authorized shares of common stock from 900,000,000 to 1,300,000,000.

In 2013 and 2012, the Company issued an aggregate of 15,000,000 and 21,500,000 shares of common stock for future services of $328,500 and $1,305,000, respectively. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three months ended March 31, 2015 and 2014, the Company recorded $7,144 and $188,163, respectively, as stock based compensation.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

NOTE 12 – WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at March 31, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.00648	59,413,581	1.05	$0.00648	59,413,581	$0.00648
0.00860	11,627,908	1.01	0.00860	11,627,908	0.00860
0.02000	5,000,000	2.22	0.02000	5,000,000	0.02000
0.05000	1,920,000	0.94	0.05000	1,920,000	0.05000
0.10000	2,187,101	3.15	0.10000	2,187,101	0.10000
	80,148,590	1.17		80,148,590	$0.01122

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	2,187,101	$0.10
Granted	93,711,489	0.01
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2014	95,898,590	0.02
Granted	–	–
Exercised	–	–
Expired	(15,750,000)	0.04
Outstanding at March 31, 2015	80,148,590	$0.01122

NOTE 13- NON CONTROLLING INTEREST

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

A reconciliation of the non-controlling loss attributable to the Company:

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

Net loss attributable to non-controlling interest for the three months ended March 31, 2015:

March 31, 2015
Net loss	$37,587
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$501

The following table summarizes the changes in non-controlling interest from December 31, 2014 to March 31, 2015:

Balance, December 31, 2014	$(1,802)
Transfer (to) from the non-controlling interest as a result of change in ownership	–
Net loss attributable to the non-controlling interest	(501)
Balance, March 31, 2015	$(2,303)

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$1,589,888	$1,589,888
Total	$–	$–	$1,589,888	$1,589,888

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended March 31, 2015.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

Three months ended March 31, 2015:

Derivative Liabilities
Balance, December 31, 2014	$1,384,528

Transfers in (out) at mark-market value on date of payoff or conversion	(317,329)

Transfers in upon initial fair value of derivative liabilities	451,531

Loss from change in fair value of derivative liabilities	71,158

Balance, March 31, 2015	$1,589,888

Total loss for the three month period included in earnings relating to the liabilities held at March 31, 2015	$71,158

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent issuances of common stock

In April 2015, the Company issued an aggregate of 125,947,646 shares of its common stock in settlement of convertible notes payable and accrued interest of $222,015.

Subsequent financing

On March 25, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc ("Vis"), for the sale of an 8% convertible note in the principal amount of $84,000 (the "Note"). The financing closed on April 1, 2015. The total net proceeds the Company received from this Offering was $68,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on December 27, 2015. The Note is convertible into common stock, at Vis’s option, at a 42% discount to the average three lowest bid prices of the common stock during the 15 trading day period prior to conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended March 31, 2015, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

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

Solar Wind has designed, engineered, developed and is preparing to construct large “Solar Wind Downdraft Towers” that use benevolent, non-toxic natural elements to generate electricity economically by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing Solar Wind Downdraft Towers in the United States and abroad, the Company intends to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for electricity.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended March 31, 2015.

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

Accounting for Derivatives

In 2014 and 2015, we issued convertible notes payable that contained certain conversion features which we identified as embedded derivatives. In addition, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of convertible notes after consideration of all existing instruments that could be settled in shares. Therefore, in accordance with ASC 815-40, we reclassified the fair value of the conversion feature from equity to a liability at the date of issuance. Subsequent to the initial issuance date, we are required to adjust to fair value the derivative as an adjustment to current period operations.

New Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 as compared to three months ended March 31, 2014.

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended March 31, 2015, research and development costs were $54,851 compared to $9,033 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended March 31, 2015, selling, general and administrative expenses were $275,030 as compared to $425,558 for the same period last year, a 35% decrease. The primary decrease is due to reduction in stock based compensation incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the three months ended March 31, 2015 was $177 as compared to $988 for the same period last year due to the aging of our equipment.

Other income (expense)

Interest expense

Interest expense for the three months ended March 31, 2015 was $546,282 compared to $305,934 for the same period last year. In the current period, we incurred $357,681 non-cash debt discount and OID amortization and $158,531 in non-cash interest expense on issued convertible debt as compared to $272,057 and $14,433, respectively for the same period last year.

Gain on change in fair value of derivative liabilities

During 2014 and 2015, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a (loss) gain of $(71,158) and $41,408 on change in fair value of derivative liabilities for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit increased by $251,151 during the three months ended March 31, 2015 from a working capital deficit (current liabilities in excess of current assets) of $3,087,393 at December 31, 2014 to a working capital deficit of $3,338,544 at March 31, 2015. The increase in working capital deficit for the three months ended March 31, 2015 is due to a combination of reasons, of which the significant factors include:

•	Cash had a net decrease in working capital by $49,597 for the three months ended March 31, 2015. The most significant uses and proceeds of cash were:

o	Approximately $319,000 of cash consumed in operating activities;

o	Proceeds of $293,000 from issuance of convertible notes payable

Total current assets of $165,553 and $215,150 as of March 31, 2015 and December 31, 2014, respectively, cash representing 24% and 41% as of March 31, 2015 and December 31, 2014, respectively.

Proceeds from the issuance of convertible promissory notes

During the three months ended March 31, 2015, the Company received proceeds of $293,000 from the issuance of Convertible Promissory Notes.

Cash flow analysis

Cash used in operations was $319,159 during the three month period ended March 31, 2015. During the three month period ended March 31, 2015, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

During the three months ended March 31, 2015, we utilized $23,438 cash for investing activities comprised of payment of long term deposit.

Cash provided by financing activities was a total net proceeds of $293,000 from the issuance of Convertible Promissory Notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $947,498 for the three month period ended March 31, 2015, accumulated deficit of $14,931,183 and total current liabilities in excess of current assets of $3,338,544 as of March 31, 2015.

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

Number of Employees

As of March 31, 2015, the Company had 3 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Material Risk.

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

As of March 31, 2015, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Typenex Co-Investment, LLC filed suit against the Company on September 4, 2014 in the United States District Court, Northern District of Illinois, Eastern Division claiming that the Company breached a contract it entered into with Typenex, and that Typenex was entitled to convert any portion of the outstanding balance of their monies the Company allegedly owed to Typenex into validly issued, fully paid and non-assessable shares of Solar Wind Energy Tower Inc. common shares. Typenex seeks money damages and court orders enjoining the Company from further breaches. In a related suit filed September 9, 2014 in the United States District Court for the District of Idaho, Typenex claims that the Company’s transfer agent violated certain transfer instructions issued by the Company. The Company has not been named as a defendant in this suit and the parties have agreed that the transfer agent will be part of the Northern District litigation. (The Idaho litigation has not yet been dismissed) The Company maintains that it provided cash to retire the debt owed to Typenex, and denies that Typenex was entitled to the conversion into Company stock.The Company has retained counsel, has filed counterclaims against Typenex based upon Typenex’s failure to perform its obligations and intends to vigorously defend itself and pursue counterclaims.

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

Since inception through March 31, 2015, the Company has incurred cumulative losses of $14,931,183 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 31, 2015, our independent auditors stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our net losses and deficits in cash flows. We continue to experience net operating losses since the Company is still in a development stage. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals. If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern and our stockholders may lose their entire investment.

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

Solar Wind Energy Tower, Inc. Registrant

Date: May 15, 2015	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive Officer (Principal Executive Officer) and Principal Accounting and Financial Officer

