Form 10-Q
period 2015-06-30
SOLAR WIND ENERGY TOWER, INC.
filed 2015-08-13
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission file number 000-53035

SOLAR WIND ENERGY TOWER INC.

(Exact name of Issuer as specified in its charter)

Nevada	82-6008752
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1997 Annapolis Exchange Pkwy., Suite 300, Annapolis, MD	21401
(Address of Principal Executive Offices)	(Zip Code)

(410) 972 - 4713

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,161,419,729 shares of Common Stock ($0.0001 par value) as of August 10, 2015.

Solar Wind Energy Tower, Inc.

FORM 10-Q for the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$20,893	$88,764
Capitalized financing costs, net	1,176	126,386
Total current assets	22,069	215,150

Property and equipment, net	1,534	1,888

Other assets:
Capitalized financing costs, net	-	37,697
Deposits	177,697	129,259

Total assets	$201,300	$383,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$270,892	$200,391
Accrued liabilities and expenses	408,914	369,897
Advances from stockholders/officers	170,000	170,000
Settlement payable	-	30,000
Notes payable	348,270	268,270
Convertible notes payable, net of unamortized debt discount of $437,764 and $650,053, respectively	581,486	599,457
Convertible notes payable, related party	280,000	280,000
Derivative liabilities	1,053,855	1,384,528
Total current liabilities	3,113,417	3,302,543

Long term debt:
Convertible note payable, net of unamortized debt discount of $62,893	12,107	-
Notes payable, related party	-	385,000
Notes payable	-	80,000
Total liabilities	3,125,524	3,767,543

Stockholders’ deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized
Series A Convertible Preferred stock, par value $0.0001 per share, 500,000 shares designated, 393,429 and -0- issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	39	-
Common stock, par value $0.0001 per share; 5,000,000,000 and 900,000,000 shares authorized as of June 30, 2015 and December 31, 2014, respectively; 981,866,859 and 626,745,923 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	98,187	62,675
Common stock to be issued	420,000	420,000
Additional paid in capital	11,753,591	10,119,764
Accumulated deficit	(15,193,195)	(13,984,186)
Stockholders’ deficit attributable to Solar Wind Energy Tower, Inc.	(2,921,378)	(3,381,747)
Non-controlling interest	(2,846)	(1,802)
Total stockholders’ deficit	(2,924,224)	(3,383,549)

Total liabilities and stockholders’ deficit	$201,300	$383,994

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
OPERATING EXPENSES:
Research and development	$26,062	$1,190	$80,913	$10,223
Selling, general and administrative	232,542	507,502	507,572	933,060
Depreciation	177	988	354	1,976
Total operating expenses	258,781	509,680	588,839	945,259

Loss from operations	(258,781)	(509,680)	(588,839)	(945,259)

Other income (expense):
Interest expense	(684,724)	(2,300,091)	(1,231,006)	(2,606,025)
Gain (loss) on change in fair value of derivative liabilities	680,950	(517,858)	609,792	(476,450)

Loss before provision for income taxes	(262,555)	(3,327,629)	(1,210,053)	(4,027,734)

Provision for income taxes (benefit)	-	-	-	-

Net loss	(262,555)	(3,327,629)	(1,210,053)	(4,027,734)

Non-controlling interest	543	29	1,044	29

NET LOSS ATTRIBUTABLE TO SOLAR WIND ENERGY TOWER, INC.	$(262,012)	$(3,327,600)	$(1,209,009)	$(4,027,705)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	870,620,274	493,584,706	770,552,897	451,372,066

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

	Series A						Additional		Non-
	Preferred stock		Common stock		Common to be Issued		Paid In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2015	-	$-	626,745,923	$62,675		$420,000	$10,119,764	$(13,984,186)	$(1,802)	$(3,383,549)
Shares issued in settlement of debt	-	-	355,120,936	35,512	-	-	1,233,296	-	-	1,268,808
Preferred shares issued in settlement of related party notes and accrued interest	393,429	39	-	-	-	-	393,387	-	-	393,426
Stock based compensation	-	-	-	-	-	-	7,144	-	-	7,144
Net loss	-	-	-	-	-	-	-	(1,209,009)	(1,044)	(1,210,053)
Balance, June 30, 2015	393,429	$39	981,866,859	$98,187	6,000,000	$420,000	$11,753,591	$(15,193,195)	$(2,846)	$(2,924,224)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,210,053)	$(4,027,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	354	1,976
Amortization of debt discounts	688,645	660,896
Amortization of financing costs	162,907	28,324
Non-cash interest	334,730	1,821,237
Stock based compensation	7,144	413,847
(Gain) loss from change in fair value of derivative liabilities	(609,792)	476,450
Changes in operating assets and liabilities:
Settlement payable	(30,000)	-
Accounts payable and accrued expenses	123,632	26,425
Net cash used in operating activates	(532,433)	(598,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of option to acquire property	(48,438)	-
Net cash used in investing activities	(48,438)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	25,000
Proceeds from issuance of notes payable	-	80,000
Proceeds from issuance of convertible notes payable	513,000	923,000
Repayments of convertible notes payable	-	(155,918)
Net cash provided by financing activities	513,000	872,082

Net (decrease) increase in cash	(67,871)	273,503
Cash, beginning of period	88,764	61,758

Cash, end of period	$20,893	$335,261

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with notes payable	$-	$253,119
Notes payable issued in settlement of accrued officer salaries	$-	$385,000
Common stock issued in settlement of debt	$1,268,808	$1,465,078
Series A preferred stock issued in settlement of related party notes payable and accrued interest	$393,426	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

On December 29, 2010, Solar Wind Energy Tower Inc., a Nevada corporation (the “Company” or “Solar Wind”), completed a reverse merger (the “Merger”) with Solar Wind Energy, Inc., a corporation formed under the laws of the State of Delaware on July 26, 2010 (“Solar Wind - Subsidiary”). In connection with the Merger, the Company issued to the stockholders of Solar Wind - Subsidiary in exchange for their Solar Wind - Subsidiary Common Stock, the right to receive an aggregate of 300,000,000 shares of the Company’s Common Stock. As a result of the reverse merger, Solar Wind - Subsidiary is now a wholly-owned subsidiary of the Company.

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

JUNE 30, 2015

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $1,210,053 and $4,027,734 for the six month periods ended June 30, 2015 and 2014, respectively, accumulated deficit of $15,193,195 and total current liabilities in excess of current assets of $3,091,348 as of June 30, 2015.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $26,062 and $80,913 for the three and six months ended June 30, 2015, respectively, and $1,190 and $10,223 for the three and six months ended June 30, 2014, respectively, in research and development costs. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

Net loss per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive for the three and six months ended June 30, 2015 and 2014. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes, preferred stock and exercise of warrants. Fully diluted shares for the three and six months ended June 30, 2015 were 1,882,870,363 and 1,782,802,986, respectively, and 675,450,951 and 633,238,321 for the three and six months ended June 30, 2014, respectively.

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

Stock-based compensation expense in connection with stock grants issued to consultants in exchange for services rendered for the three and six months ended June 30, 2015 was $7,144; and $190,253 and $413,847, respectively, for the three and six months ended June 30, 2014.

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

Capitalized Financing Costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization and write off for the three and six months ended June 30, 2015 and 2014 was $131,735 and $162,907, respectively, and $28,324 for the three and six months ended June 30, 2014. Accumulated amortization of deferred financing costs was $1,894 and $89,036 at June 30, 2015 and December 31, 2014, respectively.

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

NOTE 2 – DEPOSITS

Long-term deposits are comprised of aggregate of $173,438 and $125,000 deposits to acquire approximately 640 acres of land in Yuma County, Arizona at $46,500 per acre. The option requires monthly payments of $12,500 for ten months beginning in June 2015 and may be extended an additional six months with a $250,000 extension fee. All deposits are non-refundable.

In addition, the Company has an aggregate of $4,259 in long term lease deposits.

NOTE 3 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014
Accrued payroll	$180,611	$140,457
Accrued stock purchase warrants	29,400	29,400
Accrued interest and other	198,903	200,040
Total	$408,914	$369,897

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

NOTE 5 – SETTLEMENT PAYABLE

In August 2014, the Company settled the litigation with Hanover Holdings I, LLC for a cash of $90,000 payable in six equal monthly installments of $15,000 beginning September 5, 2014. In connection with the settlement, the Company recognized a gain on settlement of debt of $32,985 during the year ended December 31, 2014. As of December 31, 2014, the outstanding balance was $30,000, which has been repaid during the six months ended June 30, 2015.

NOTE 6 – NOTES PAYABLE

	June 30, 2015	December 31, 2014
Promissory notes issued June 20, 2012	$268,270	$268,270
Note payable issued April 7, 2014	80,000	80,000
Total	348,270	348,270
Less current portion	348,270	268,270
Long term portion	$-0-	$80,000

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

JUNE 30, 2015

(unaudited)

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	June 30, 2015	December 31, 2014

Convertible promissory notes, due December 31, 2015	$239,000	$239,000
Convertible promissory note, due April 4, 2015, net of unamortized debt discount of $4,773	–	12,727
Convertible promissory note, due June 9, 2015, net of unamortized debt discount of $83,184	-	106,576
Convertible promissory note, due May 11, 2015, net of unamortized debt discount of $-0- and $117,141, respectively	28,500	136,359
Convertible promissory note, due October 14, 2015, net of unamortized debt discount of $42,072 and $259,479	112,928	70,521
Convertible promissory note, due July 10, 2015, net of unamortized debt discount of $37,158	-	16,342
Convertible promissory note, due October 10, 2015, net of unamortized debt discount of $8,535 and $61,058, respectively	21,465	17,692
Convertible promissory note, due December 30, 2015, net of unamortized debt discount of $43,870 and $87,260, respectively	43,630	240
Convertible promissory note, due January 5, 2016, net of unamortized debt discount of $40,777	37,973	–
Convertible promissory note, due February 19, 2016, net of unamortized debt discount of $50,464	28,036	–
Convertible promissory note, due March 16, 2016, net of unamortized debt discount of $56,831	23,169	–
Convertible promissory note, due March 3, 2017, net of unamortized debt discount of $62,893	12,107	–
Convertible promissory note, due December 27, 2015, net of unamortized debt discount of $54,585	29,415	-
Convertible promissory note, due May 15, 2016, net of unamortized debt discount of $50,253	7,247	-
Convertible promissory note, due May 30, 2016, net of unamortized debt discount of $52,617	4,883	-
Convertible promissory note, due March 1, 2016, net of unamortized debt discount of $37,760	5,240	-
Total	593,593	599,457
Less current portion	(581,486)	(599,457)
Long term portion	$12,107	$–

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

2015 Notes:

LG Capital Funding, LLC

On January 5, 2015, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG”), for the sale of an 8% convertible note in the principal amount of $78,750 (the “Note”). The financing closed on January 5, 2015. The total net proceeds the Company received from this Offering was $75,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on January 5, 2016. The Note is convertible into common stock, at LG’s option, at a 42% discount to the average three lowest bid prices of the common stock during the 15 trading day period prior to conversion.

Fourth Man, LLC.

On February 20, 2015, the Company entered into a Securities Purchase Agreement with Fourth Man, LLC (“Fourth Man”), for the sale of an 8% convertible note in the principal amount of $78,500 (the “Note”). The financing closed on February 20, 2015. The total net proceeds the Company received from this Offering was $75,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on February 19, 2016. The Note is convertible into common stock, at Fourth Man’s option, at a 42% discount to the average three lowest close prices of the common stock during the 10 trading day period prior to conversion.

JSJ Investments, Inc.

On March 16, 2015, the Company entered into a Securities Purchase Agreement with JSJ Investments, Inc (“JSJ”), for the sale of an 12% convertible note in the principal amount of $80,000 (the “Note”). The financing closed on March 16, 2015. The total net proceeds the Company received from this Offering was $75,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on March 16, 2016. The Note is convertible into common stock, at JSJ’s option, at a 42% discount to the average three lowest close prices of the common stock during the 15 trading day period prior to conversion.

JMJ Financial

On March 3, 2015, the Company entered into a Securities Purchase Agreement with JMJ Financial, for the sale of an 12% convertible note in the aggregate principal amount of $400,000 (the “Note”). The financing closed on a $75,000 tranche on March 3, 2015. The total net proceeds the Company received from this Offering was $68,000, net of fees and original interest discount (“OID”) of $5,000.

The Note bears interest at the rate of 12% per annum after three months. All interest and principal must be repaid on March 3, 2017. The Note is convertible into common stock, at JMJ Financial’s option, at a 60% discount to the lowest close price of the common stock during the 25 trading day period prior to conversion.

Vis Vires Group, Inc.

During the six months ended June 30, 2015, the Company entered into Securities Purchase Agreements with Vis Vira Group, Inc for the sale of 8% convertible notes in the aggregate principal amount of $127,000 (the “Notes”). The total net proceeds the Company received from these offerings was $120,000, net of fees of $7,000.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

The Notes bear interest at the rate of 8% per annum. As of the six months ended June 30, 2015, all interest and principal must be repaid in approximately months from the issuance date, with the last note being due March 1, 2016. The Notes are convertible into common stock, at Vis Vira Group, Inc.’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 15 trading day period prior to conversion.

JDF Capital, Inc.

During the six months ended June 30, 2015, the Company entered into Securities Purchase Agreements with JDF Capital, Inc. for the sale of 10% convertible notes in the aggregate principal amount of $115,000 (the “Notes”). The total net proceeds the Company received from these offerings was $100,000, net of fees and original interest discount (“OID”) of $15,000.

The Notes bear interest at the rate of 10% per annum, prepaid as OID. As of the six months ended June 30, 2015, all interest and principal must be repaid in approximately one year from the issuance date, with the last note being due May 30, 2016. The Notes are convertible into common stock, at JDF Capital, Inc.’s option, at a 42% discount to the lowest closing price of the common stock during the 25 trading day period prior to conversion.

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

At the inception of the 2015 Notes, the Company determined the aggregate fair value of $847,730 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 141.48% to 194.56%, (3) weighted average risk-free interest rate of 0.17 % to 0.27%, (4) expected life of 0.76 to 2.00 years, and (5) estimated fair value of the Company’s common stock of $0.0018 to $0.008 per share.

The determined fair value of the debt derivatives of $847,730 was charged as a debt discount up to the net proceeds of the note with the remainder of $334,730 charged to current period operations as non-cash interest expense.

At June 30, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $1,053,754. The Company recorded a gain from change in fair value of debt derivatives of $668,752 and $568,175 for the three and six months ended June 30, 2015, respectively. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 158.88%, (3) weighted average risk-free interest rate of 0.01% to 0.64%, (4) expected life of 0.25 to 1.68 years, and (5) estimated fair value of the Company’s common stock of $0.0018 per share.

The charge of the amortization of debt discounts and costs for the three and six months ended June 30, 2015 was $324,943 and $688,645, respectively, and $341,588 and $595,911 for the three and six months ended June 30, 2014, respectively; which was accounted for as interest expense. Also, the Company has accrued interest expense of $18,960 as of June 30, 2015.

During the six months ended June 30, 2015, the Company issued an aggregate of 355,120,936 shares of its common stock in settlement of the convertible note payable and related interest.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

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

On June 2, 2015, the Company issued 393,429 shares of its Series A Convertible Preferred stock in settlement of the $385,000 above described notes, accrued interest and the return and cancellation of the 59,413,581 previously issued warrants.

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

At June 30, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $101. The Company recorded a gain from change in fair value of debt derivatives of $12,198 and $41,617 for the three and six months ended June 30, 2015. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 158.88%, (3) weighted average risk-free interest rate of 0.01%, (4) expected life of 0.25 years, and (5) estimated fair value of the Company’s common stock of $0.0018 per share.

The charge of the amortization of debt discounts and costs for the three and six months ended June 30, 2015 was $-0- and $32,672 and $64,985 for the three and six months ended June 30, 2014, respectively, which was accounted for as interest expense. Also, the Company has accrued interest expense of $103,003 as of June 30, 2015.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of June 30, 2015 and December 31, 2014, the Company has 393,429 and -0- shares of preferred stock issued and outstanding.

On June 2, 2015, the Company designated 500,000 as Series A Convertible Preferred Stock (“Series A preferred”) at $0.0001 par value.

Each Series A preferred share i) shall rank senior in regard to dividend rights, rights of redemption and liquidation to all classes of common stock and any class or series of capital stock of the Company hereafter creates, ii) receive dividends if and when declared by the Company’s board of directors, iii) each share of Series A preferred convertible into 154.32 shares of common and iv) each share of Series A preferred stock is entitled to 20 votes for each share of common stock into which Series A preferred could then be converted.

On June 2, 2015, the Company issued 393,429 shares of its Series A Convertible Preferred stock in settlement of related party notes payable of $385,000, accrued interest and the return and cancellation of the 59,413,581 previously issued warrants.

Common stock

The Company has authorized 1,300,000,000 and 900,000,000 shares of common stock, with a par value of $0.0001 per share as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company has 981,866,859 and 626,745,923, respectively, shares of common stock issued and outstanding.

On January 15, 2015, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase of authorized shares of common stock from 900,000,000 to 1,300,000,000 and on June 5, 2015, the Company’s majority stockholders approved to amend the Articles of Incorporation again to increase of authorized shares of common stock from 1,300,0000 to 5,000,000,000.

In 2013 and 2012, the Company issued an aggregate of 15,000,000 and 21,500,000 shares of common stock for future services of $328,500 and $1,305,000, respectively. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three and six months ended June 30, 2015, the Company recorded $7,144, ($190,253 and $378,415 for the three and six months ended June 30, 2014, respectively) as stock based compensation.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

NOTE 12 – WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at June 30, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.00860	11,627,908	0.76	0.00860	11,627,908	0.00860
0.02000	5,000,000	1.97	0.02000	5,000,000	0.02000
0.05000	1,920,000	0.69	0.05000	1,920,000	0.05000
0.10000	2,187,101	2.90	0.10000	2,187,101	0.10000
	20,735,009	1.27		20,735,009	$0.02482

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	2,187,101	$0.10
Granted	93,711,489	0.01
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2014	95,898,590	0.02
Granted	–	–
Canceled	(59,413,581)	0.00648
Expired	(15,750,000)	0.04
Outstanding at June 30, 2015	20,735,009	$0.02482

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

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the three months ended June 30, 2015:

June 30, 2015
Net loss	$40,726
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$543

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

Net loss attributable to non-controlling interest for the six months ended June 30, 2015:

June 30, 2015
Net loss	$78,313
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$1,044

Net loss attributable to non-controlling interest for the three and six months ended June 30, 2014:

June 30, 2014
Net loss	$2,194
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$29

The following table summarizes the changes in non-controlling interest from December 31, 2014 to June 30, 2015:

Balance, December 31, 2014	$(1,802)
Transfer (to) from the non-controlling interest as a result of change in ownership	–
Net loss attributable to the non-controlling interest	(1,044)
Balance, June 30, 2015	$(2,846)

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$1,053,855	$1,053,855
Total	$–	$–	$1,053,855	$1,053,855

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended June 30, 2015.

LAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

Six months ended June 30, 2015:

Derivative Liabilities
Balance, December 31, 2014	$1,384,528

Transfers in (out) at mark-market value on date of payoff or conversion	(568,609)

Transfers in upon initial fair value of derivative liabilities	847,730

Gain from change in fair value of derivative liabilities	(609,792)

Balance, June 30, 2015	$1,053,855

Total gain for the six month period included in earnings relating to the liabilities held at June 30, 2015	$609,792

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent issuances of common stock

In July 2015, the Company issued an aggregate of 154,552,870 shares of its common stock in settlement of convertible notes payable and accrued interest of $120,110.

In August 2015, the Company issued 25,000,000 shares of its common stock in settlement of convertible notes payable of $13,050.

Subsequent financing

On July 1, 2015, the Company entered into a Securities Purchase Agreement with JDF Capital Inc. (“JDF”), for the sale of convertible note in the principal amount of $57,500 (the “Note”). The total net proceeds the Company received from this Offering was $50,000 after deducting a $5,000 Original Issue Discount (“OID”) and $2,500 legal fees.

The Note bears interest at the rate of 10% per annum, prepaid by OID. All interest and principal must be repaid on July 1, 2016. The Note is convertible into common stock, at JDFs option, at a 42% discount to the lowest close prices of the common stock during the 25 trading day period prior to conversion.

On July 14, 2015, the Company entered into a Securities Purchase Agreement with LG Capital Funding LLC. (“LG Capital”), for the sale of convertible note in the principal amount of $42,000 (the “Note”). The total net proceeds the Company received from this Offering was $40,000 after deducting legal fees of $2,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 14, 2016. The Note is convertible into common stock, at LG Capital’s option, at a 42% discount to the three lowest closing bid prices of the common stock during the 15 trading day period prior to conversion.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

On July 30, 2015, the Company entered into a Securities Purchase Agreement with Service Trading Company, LLC. (“Service Tradingl”), for the sale of convertible note in the principal amount of $28,500 (the “Note”). The total net proceeds the Company received from this Offering was $27,000 after deducting legal fees of $1,500.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 30, 2016. The Note is convertible into common stock, at Service Trading’s option, at a 42% discount to the lowest closing price of the common stock during the 12 trading day period prior to conversion.

On August 4, 2015, the Company entered into a Securities Purchase Agreement with JDF Capital Inc. (“JDF”), for the sale of convertible note in the principal amount of $29,000 (the “Note”). The total net proceeds the Company received from this Offering was $25,000 after deducting a $2,500 Original Issue Discount (“OID”) and $1,500 legal fees.

The Note bears interest at the rate of 10% per annum, prepaid by OID. All interest and principal must be repaid on August 4, 2016. The Note is convertible into common stock, at JDFs option, at a 42% discount to the average of three lowest close prices of the common stock during the 25 trading day period prior to conversion.

Real estate purchase option amendment

In July 2015, the Company amended its option agreement with sellers to purchase property in Arizona whereby the sellers agreed to extend the option through December 15, 2015 upon payment of a $50,000 non-refundable extension fee by July 15, 2015. As consideration for the reduction in the 2nd extension fee from $250,000 to $50,000, the Company agreed that the purchase price shall be increased by $200,000 upon close of escrow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended June 30, 2015, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2014 filed on June 30, 2015.

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

Solar Wind has assembled a team of experienced business professionals, engineering and scientific consultants with the proven ability to bring the idea to market. Solar Wind has filed and been issued patents that the Company believes will further enhance this potentially revolutionary technology. Solar Wind is based in Annapolis, MD, and is traded on the OTCBB under the symbol ’SWET’.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended June 30, 2015.

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

New Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Three months ended June 30, 2015 as compared to three months ended June 30, 2014.

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended June 30, 2015, research and development costs were $26,062 compared to $1,190 for the same period last year. The Company’s expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended June 30, 2015, selling, general and administrative expenses were $232,542 as compared to $507,502 for the same period last year, a 54% decrease. The primary decrease is due to reduction in stock based compensation incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the three months ended June 30, 2015 was $177 as compared to $988 for the same period last year due to the aging of our equipment.

Other income (expense)

Interest expense

Interest expense for the three months ended June 30, 2015 was $684,724 compared to $2,300,091 for the same period last year. In the current period, we incurred $330,964 non-cash debt discount and OID amortization and $176,199 in non-cash interest expense on issued convertible debt as compared to $388,839 and $1,806,804, respectively for the same period last year.

Gain on change in fair value of derivative liabilities

During 2014 and 2015, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a (loss) gain of $680,950 and $(517,858) on change in fair value of derivative liabilities for the three months ended June 30, 2015 and 2014, respectively.

Six months ended June 30, 2015 as compared to six months ended June 30, 2014.

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the six months ended June 30, 2015, research and development costs were $80,913 compared to $10,223 for the same period last year. The Company’s expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the six months ended June 30, 2015, selling, general and administrative expenses were $507,572 as compared to $933,060 for the same period last year, a 46% decrease. The primary decrease is due to reduction in stock based compensation incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the six months ended June 30, 2015 was $354 as compared to $1,976 for the same period last year due to the aging of our equipment.

Other income (expense)

Interest expense

Interest expense for the six months ended June 30, 2015 was $1,231,006 compared to $2,606,025 for the same period last year. In the current period, we incurred $688,645 non-cash debt discount and OID amortization and $334,730 in non-cash interest expense on issued convertible debt as compared to $660,896 and $1,821,237, respectively for the same period last year.

Gain on change in fair value of derivative liabilities

During 2014 and 2015, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain (loss) of $609,792 and $(476,450) on change in fair value of derivative liabilities for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit increased by $3,955 during the six months ended June 30, 2015 from a working capital deficit (current liabilities in excess of current assets) of $3,087,393 at December 31, 2014 to a working capital deficit of $3,091,348 at June 30, 2015. The increase in working capital deficit for the six months ended June 30, 2015 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease in working capital by $67,871 for the six months ended June 30, 2015. The most significant uses and proceeds of cash were:

●	Approximately $532,000 of cash consumed in operating activities;

●	Proceeds of $513,000 from issuance of convertible notes payable

Total current assets of $22,069 and $215,150 as of June 30, 2015 and December 31, 2014, respectively, cash representing 95% and 41% as of June 30, 2015 and December 31, 2014, respectively.

Proceeds from the issuance of convertible promissory notes

During the six months ended June 30, 2015, the Company received proceeds of $513,000 from the issuance of Convertible Promissory Notes.

Cash flow analysis

Cash used in operations was $532,433 during the six month period ended June 30, 2015. During the six month period ended June 30, 2015, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

During the six months ended June 30, 2015, we utilized $48,438 cash for investing activities comprised of payment of long term deposit.

Cash provided by financing activities was a total net proceeds of $513,000 from the issuance of Convertible Promissory Notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $1,209,009 for the six month period ended June 30, 2015, accumulated deficit of $15,193,195 and total current liabilities in excess of current assets of $3,091,348 as of June 30, 2015.

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

Number of Employees

As of June 30, 2015, the Company had 3 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Material Risk.

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

As of June 30, 2015, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management’s review of key financial documents and records.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Since inception through June 30, 2015, the Company has incurred cumulative losses of $15,193,195 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan. Additional capital may be required in order to provide working capital requirements for the next twelve months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of December 29, 2010, by and among Superior Silver Mines, Inc., Superior Silver Mines Acquisition Corp., and Clean Wind Energy, Inc. (1)

2.2	Plan of Domestication of Superior Silver Mines, Inc., dated December 21, 2010 (1)

2.3	Nevada Articles of Domestication of Superior Silver Mines, Inc., dated December 27, 2010 (1)

2.4	Idaho Statement of Domestication of Superior Silver Mines, Inc., dated December 22, 2010 (1)

2.5	Articles of Merger by and between Clean Wind Energy Tower, Inc. and Superior Silver Mines, Inc. (2)

3.1	Articles of Incorporation of Clean Wind Energy Tower, Inc. (1)

3.2	Amended Bylaws of Clean Wind Energy Tower, Inc. (3)

4.1	Form of Common Stock Certificate (4)

10.1	Letter Agreement between Clean Wind Energy, Inc. and Source Capital Group, Inc., dated November 22, 2010 (1)

10.2	Deed of Lease, dated December 1, 2010, by and between CKP One, LLC and Clean Wind Energy, Inc. (1)

10.3	Lease Agreement, dated October 20, 2010, and effective November 1, 2010, by and between Office Suites PLUS at Annapolis and Clean Wind Energy, Inc. (1)

10.4	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ronald Pickett, and Amendment dated November 22, 2010 (1)

10.5	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Stephen Sadle, and Amendment dated November 22, 2010 (1)

10.6	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Robert Crabb, and Amendment dated November 22, 2010 (1)

10.7	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and John W. Hanback, and Amendment dated November 22, 2010 (1)

10.8	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Itzhak Tepper, PE, and Amendment dated November 22, 2010 (1)

10.9	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ownkar Persaud, and Amendment dated November 22, 2010 (1)

10.10	Form of Director and Officer Indemnification Agreement (4)

10.11	Exchange of related party notes and warrants for Series A Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2015).

10.12	Designation of Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 2, 2015).

14.1	Code of Business Conduct and Ethics (5)

21.1	Subsidiaries of the Registrant (4)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett (President/Chief Executive Officer)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett (Chief Financial Officer)

32.1	Certification of Ronald W. Pickett (President/Chief Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Ronald W. Pickett (Chief Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

(1)	Filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2010 and incorporated herein by reference.

(2)	Filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.

(3)	Filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2010 and incorporated herein by reference.

(4)	Filed with the registrant’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 12, 2011 and incorporated herein by reference.

(5)	Filed with the registrant’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 2, 2012 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Wind Energy Tower, Inc.
Registrant

Date: August 12, 2015	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive
Officer (Principal Executive Officer) and Principal
Accounting and Financial Officer

