Form 10-Q
period 2015-09-30
SOLAR WIND ENERGY TOWER, INC.
filed 2015-11-13
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,033,806,158 shares of Common Stock ($0.0001 par value) as of November 6, 2015.

Solar Wind Energy Tower, Inc.

FORM 10-Q for the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$12,550	$88,764
Total current assets	12,550	88,764

Property and equipment, net	1,357	1,888

Other assets:
Deposits	204,209	129,259

Total assets	$218,116	$219,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$259,818	$200,391
Accrued liabilities and expenses	439,336	369,897
Advances from stockholders/officers	170,000	170,000
Settlement payable	-	30,000
Notes payable, net of unamortized debt discount of $793 and $-0-, respectively	347,477	268,270
Convertible notes payable, net of unamortized debt discount of $395,458 and $650,053, respectively	604,200	599,457
Convertible notes payable, related party	280,000	280,000
Derivative liabilities	1,730,463	1,384,528
Total current liabilities	3,831,294	3,302,543

Long term debt:
Convertible note payable, net of unamortized debt discount of $34,415	13,885	-
Notes payable-related party, net of unamortized debt discount of $162,138	-	222,862
Notes payable, net of unamortized debt discount of $1,945	-	78,055
Total liabilities	3,845,179	3,603,460

Stockholders’ deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized
Series A Convertible Preferred stock, par value $0.0001 per share, 500,000 shares designated, 393,429 and -0- issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	39	-
Common stock, par value $0.0001 per share; 20,000,000,000 and 900,000,000 shares authorized; 2,055,174,818 and 626,745,923 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	205,517	62,675
Common stock to be issued	420,000	420,000
Additional paid in capital	12,294,286	10,119,764
Accumulated deficit	(16,543,202)	(13,984,186)
Stockholders’ deficit attributable to Solar Wind Energy Tower, Inc.	(3,623,360)	(3,381,747)
Non-controlling interest	(3,703)	(1,802)
Total stockholders’ deficit	(3,627,063)	(3,383,549)

Total liabilities and stockholders’ deficit	$218,116	$219,911

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
OPERATING EXPENSES:
Research and development	$31,533	$82,482	$112,446	$92,705
Selling, general and administrative	213,755	434,818	721,327	1,367,878
Depreciation	177	367	531	2,343
Total operating expenses	245,465	517,667	834,304	1,462,926

Loss from operations	(245,465)	(517,667)	(834,304)	(1,462,926)

Other income (expense):
Interest expense	(470,626)	(555,300)	(1,701,632)	(3,161,325)
Gain in settlement of debt	-	32,985	-	32,985
(Loss) gain on change in fair value of derivative liabilities	(634,773)	1,013,068	(24,981)	536,618

Loss before provision for income taxes	(1,350,864)	(26,914)	(2,560,917)	(4,054,648)

Provision for income taxes (benefit)	-	-	-	-

Net loss	(1,350,864)	(26,914)	(2,560,917)	(4,054,648)

Non-controlling interest	857	1,111	1,901	1,140

NET LOSS ATTRIBUTABLE TO SOLAR WIND ENERGY TOWER, INC.	$(1,350,007)	$(25,803)	$(2,559,016)	$(4,053,508)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	1,293,495,395	522,749,813	945,641,107	475,426,105

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

	Series A Preferred stock		Common stock		Common to be Issued		Additional Paid In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2015	-	$-	626,745,923	$62,675	6,000,000	$420,000	$10,119,764	$(13,984,186)	$(1,802)	$(3,383,549)
Shares issued in settlement of debt	-	-	1,393,333,784	139,333	-	-	1,755,211	-	-	1,894,544
Shares issued for services rendered	-	-	1,761,111	176	-	-	2,113	-	-	2,289
Shares issued in settlement of related party salaries	-	-	33,334,000	3,333	-	-	16,667	-	-	20,000
Preferred shares issued in settlement of related party notes and accrued interest	393,429	39	-	-	-	-	393,387	-	-	393,426
Stock based compensation	-	-	-	-	-	-	7,144	-	-	7,144
Net loss	-	-	-	-	-	-	-	(2,559,016)	(1,901)	(2,560,917)
Balance, September 30, 2015	393,429	$39	2,055,174,818	$205,517	6,000,000	$420,000	$12,294,286	$(16,543,202)	$(3,703)	$(3,627,063)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,560,917)	$(4,054,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	531	2,343
Amortization of debt discounts	1,026,413	1,053,063
Amortization of financing costs	163,290	57,180
Non-cash interest	435,321	1,895,183
Stock based compensation	9,433	532,510
Fair value of warrants issued in connection with services	-	33,181
Gain on settlement of debt	-	(32,985)
(Loss) gain from change in fair value of derivative liabilities	24,981	(536,618)
Changes in operating assets and liabilities:
Prepaid expenses	-	(17,116)
Settlement payable	(30,000)	(15,000)
Accounts payable and accrued expenses	170,684	91,792
Net cash used in operating activates	(760,264)	(991,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,124)
Payment of long term deposit	-	(2,700)
Payment of option to acquire property	(74,950)	-
Net cash used in investing activities	(74,950)	(4,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	25,000
Proceeds from issuance of notes payable (net)	-	80,000
Proceeds from issuance of convertible notes payable	759,000	1,173,000
Repayments of convertible notes payable	-	(286,434)
Net cash provided by financing activities	759,000	991,566

Net decrease in cash	(76,214)	(4,373)
Cash, beginning of period	88,764	61,758

Cash, end of period	$12,550	$57,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with notes payable	$-	$253,119
Notes payable issued in settlement of accrued officer salaries	$-	$385,000
Common stock issued in settlement of related party accrued salaries	$20,000	$-
Common stock issued in settlement of debt	$1,894,544	$1,779,544
Series A preferred stock issued in settlement of related party notes payable and accrued interest	$393,426	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $2,559,016 and $4,053,508 for the nine month periods ended September 30, 2015 and 2014, respectively, accumulated deficit of $16,543,202 and total current liabilities in excess of current assets of $3,818,744 as of September 30, 2015.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $31,533 and $112,446 for the three and nine months ended September 30, 2015, respectively, and $82,482 and $92,705 for the three and nine months ended September 30, 2014, respectively, in research and development costs. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

Net loss per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive for the three and nine months ended September 30, 2015 and 2014. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes, preferred stock and exercise of warrants. Fully diluted shares for the three and nine months ended September 30, 2015 were 8,928,327,806 and 8,580,473,518, respectively, and 701,477,717 and 651,659,009 for the three and nine months ended September 30, 2014, respectively.

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

Stock-based compensation expense in connection with stock grants issued to consultants in exchange for services rendered for the three and nine months ended September 30, 2015 was $-0- and $7,144, respectively; and $151,844 and $565,691 respectively, for the three and nine months ended September 30, 2014.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2015-3 entitled “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. It is important to note that neither the recognition nor measurement of debt issuance costs is changed as a result of the ASU. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.

The effective date of the new guidance is for fiscal years beginning after December 15, 2015, for public business entities and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued previously. The Company adoption of this standard this period resulted in the reclassification of debt issuance costs of $164,083 previously classified as assets to net with the carrying value of the financial liability as of December 31, 2014. There were no effect to prior period operating results.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – DEPOSITS

Long-term deposits are comprised of aggregate of $204,259 of which $200,000 are deposits to acquire approximately 640 acres of land in Yuma County, Arizona at $46,500 per acre. The option requires monthly payments of $12,500 for ten months beginning in March 2015. All deposits are non-refundable.

In addition, the Company has an aggregate of $4,259 in long term lease deposits.

NOTE 3 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014
Accrued payroll	$172,880	$140,457
Accrued stock purchase warrants	29,400	29,400
Accrued interest and other	237,056	200,040
Total	$439,336	$369,897

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

NOTE 5 – SETTLEMENT PAYABLE

In August 2014, the Company settled the litigation with Hanover Holdings I, LLC for a cash of $90,000 payable in six equal monthly installments of $15,000 beginning September 5, 2014. In connection with the settlement, the Company recognized a gain on settlement of debt of $32,985 during the year ended December 31, 2014. As of December 31, 2014, the outstanding balance was $30,000, which has been repaid during the nine months ended September 30, 2015.

NOTE 6 – NOTES PAYABLE

	September 30, 2015	December 31, 2014
Promissory notes issued June 20, 2012	$268,270	$268,270
Note payable issued April 7, 2014, net of unamortized debt discount of $793 and $1,945, respectively	79,207	78,055
Total	347,477	346,325
Less current portion	347,477	268,270
Long term portion	$-	$78,055

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	September 30, 2015	December 31, 2014

Convertible promissory notes, due December 31, 2015	$239,000	$239,000
Convertible promissory note, due April 4, 2015, net of unamortized debt discount of $4,773	–	12,727
Convertible promissory note, due June 9, 2015, net of unamortized debt discount of $83,184	-	106,576
Convertible promissory note, due May 11, 2015, net of unamortized debt discount of $-0- and $117,141, respectively	28,500	136,359
Convertible promissory note, due October 14, 2015, net of unamortized debt discount of $2,450 and $259,479	67,810	70,521
Convertible promissory note, due July 10, 2015, net of unamortized debt discount of $37,158	-	16,342
Convertible promissory note, due October 10, 2015, net of unamortized debt discount of $61,058	-	17,692
Convertible promissory note, due December 30, 2015, net of unamortized debt discount of $87,260	-	240
Convertible promissory note, due January 5, 2016, net of unamortized debt discount of $15,945	44,055	–
Convertible promissory note, due February 19, 2016, net of unamortized debt discount of $6,944	10,856	–
Convertible promissory note, due March 16, 2016, net of unamortized debt discount of $32,176	37,922	–
Convertible promissory note, due March 3, 2017, net of unamortized debt discount of $34,415	13,885	–
Convertible promissory note, due December 27, 2015, net of unamortized debt discount of $26,686	57,314	-
Convertible promissory note, due May 15, 2016, net of unamortized debt discount of $35,760	21,740	-
Convertible promissory note, due May 30, 2016, net of unamortized debt discount of $38,123	19,377	-

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

	September 30, 2015	December 31, 2014
Convertible promissory note, due March 1, 2016, net of unamortized debt discount of $23,581	19,419	-
Convertible promissory note, due July 1, 2016, net of unamortized debt discount of $43,204	14,296	-
Convertible promissory note, due July 14, 2016, net of unamortized debt discount of $33,025	8,975	-
Convertible promissory note, due July 17, 2016, net of unamortized debt discount of $23,057	5,943	-
Convertible promissory note, due July 30, 2016, net of unamortized debt discount of $23,672	4,828	-
Convertible promissory note, due February 4, 2016, net of unamortized debt discount of $16,554	12,446	-
Convertible promissory note, due May 6, 2016, net of unamortized debt discount of $23,117	5,383	-
Convertible promissory note, due March 4, 2016, net of unamortized debt discount of $24,857	4,143	-
Convertible promissory note, due June 9, 2016, net of unamortized debt discount of $26,307	2,193	-
Total	618,085	599,457
Less current portion	(604,200)	(599,457)
Long term portion	$13,885	$–

2015 Notes:

LG Capital Funding, LLC

During the nine months ended September 30, 2015, the Company entered into Securities Purchase Agreements with LG Capital Funding, LLC (“LG”), for the sale of an 8% convertible notes in the principal amount of $120,750 (the “Notes”). The total net proceeds the Company received from this Offering was $115,000.

The Notes bear interest at the rate of 8% per annum. All interest and principal must be repaid one year from the date of issuance with the last note due July 14, 2016. The Notes are convertible into common stock, at LG’s option, at a 42% discount to the average three lowest bid prices of the common stock during the 15 trading day period prior to conversion.

Fourth Man, LLC.

During the nine months ended September 30, 2015, the Company entered into a Securities Purchase Agreements with Fourth Man, LLC (“Fourth Man”), for the sale of an 8% convertible notes in the principal amount of $135,500 (the “Notes”). The total net proceeds the Company received from this Offering was $129,000.

The Notes bear interest at the rate of 8% per annum. All interest and principal must be repaid approximately nine months from the date of issuance with the last note due June 6, 2016. The Notes are convertible into common stock, at Fourth Man’s option, at a 42% discount to the average two or three lowest close prices of the common stock during the 10 trading day period prior to conversion.

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

SEPTEMBER 30, 2015

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

The Note bears interest at the rate of 12% per annum after three months. All interest and principal must be repaid on March 3, 2017. The Note is convertible into common stock, at JMJ Financial’s option, at a 40% discount to the lowest close price of the common stock during the 25 trading day period prior to conversion.

Vis Vires Group, Inc.

During the nine months ended September 30, 2015, the Company entered into Securities Purchase Agreements with Vis Vira Group, Inc for the sale of 8% convertible notes in the aggregate principal amount of $127,000 (the “Notes”). The total net proceeds the Company received from these offerings was $120,000, net of fees of $7,000.

The Notes bear interest at the rate of 8% per annum. As of the nine months ended September 30, 2015, all interest and principal must be repaid in approximately months from the issuance date, with the last note being due March 1, 2016. The Notes are convertible into common stock, at Vis Vira Group, Inc.’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 15 trading day period prior to conversion.

JDF Capital, Inc.

During the nine months ended September 30, 2015, the Company entered into Securities Purchase Agreements with JDF Capital, Inc. for the sale of 10% convertible notes in the aggregate principal amount of $259,500 (the “Notes”). The total net proceeds the Company received from these offerings was $225,000, net of fees and original interest discount (“OID”) of $34,500.

The Notes bear interest at the rate of 10% per annum, prepaid as OID. As of the nine months ended September 30, 2015, all interest and principal must be repaid in approximately nine months to one year from the issuance date, with the last note being due July 1, 2016. The Notes are convertible into common stock, at JDF Capital, Inc.’s option, at a 42% discount to the lowest or the average of three lowest closing prices of the common stock during the 25 trading day period prior to conversion.

Service Trading Company, LLC.

On July 30, 2015, the Company entered into a Securities Purchase Agreement with Service Trading Company, LLC (“Service”), for the sale of an 12% convertible note in the principal amount of $28,500 (the “Note”). The financing closed on July 30, 2015. The total net proceeds the Company received from this Offering was $27,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 30, 2016. The Note is convertible into common stock, at Service’s option, at a 42% discount to the lowest close price of the common stock during the 12 trading day period prior to conversion.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

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

At the inception of the 2015 Notes, the Company determined the aggregate fair value of $1,189,305 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 141.48% to 194.56%, (3) weighted average risk-free interest rate of 0.17 % to 0.39%, (4) expected life of 0.50 to 2.00 years, and (5) estimated fair value of the Company’s common stock of $0.0009 to $0.0018 per share.

The determined fair value of the debt derivatives of $1,189,305 was charged as a debt discount up to the net proceeds of the notes with the remainder of $435,321 charged to current period operations as non-cash interest expense.

At September 30, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $1,730,463. The Company recorded a loss from change in fair value of debt derivatives of $634,828 and $47,488 for the three and nine months ended September 30, 2015, respectively. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 193.48%, (3) weighted average risk-free interest rate of 0.01% to 0.33%, (4) expected life of 0.04 to 1.42 years, and (5) estimated fair value of the Company’s common stock of $0.0003 per share.

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2015 was $337,768 and $1,026,413, respectively, and $343,333 and $955,047 for the three and nine months ended September 30, 2014, respectively; which was accounted for as interest expense. Also, the Company has accrued interest expense of $25,250 as of September 30, 2015.

During the nine months ended September 30, 2015, the Company issued an aggregate of 1,393,333,784 shares of its common stock in settlement of the convertible note payable and related interest.

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

The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 180.09% and risk free rate of 0.43%. The determined fair value of the warrants of $250,049 is amortized as financing costs of the term of the related notes (2 years). The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2015 was $-0- and $162,138, respectively, and $31,470 and $56,441 for the three and nine months ended September 30, 2014, respectively; which was accounted for as interest expense.

On June 2, 2015, the Company issued 393,429 shares of its Series A Convertible Preferred stock in settlement of the $385,000 above described notes, accrued interest and the return and cancellation of the 59,413,581 previously issued warrants.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

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

At the inception of the notes, the determined fair value of the debt derivatives of $262,285 was charged as a debt discount up to the net proceeds of the note.

At September 30, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $-0-. The Company recorded a gain from change in fair value of debt derivatives of $55 and $22,507 for the three and nine months ended September 30, 2015. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 193.48%, (3) weighted average risk-free interest rate of 0.01%, (4) expected life of 0.25 years, and (5) estimated fair value of the Company’s common stock of $0.0003 per share.

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2015 was $-0- and $33,031 and $98,016 for the three and nine months ended September 30, 2014, respectively, which was accounted for as interest expense. Also, the Company has accrued interest expense of $61,587 as of September 30, 2015.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of September 30, 2015 and December 31, 2014, the Company has 393,429 and -0- shares of preferred stock issued and outstanding.

On June 2, 2015, the Company designated 500,000 as Series A Convertible Preferred Stock (“Series A preferred”) at $0.0001 par value.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

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

Common stock

The Company has authorized 20,000,000,000 and 900,000,000 shares of common stock, with a par value of $0.0001 per share as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company has 2,055,174,818 and 626,745,923, respectively, shares of common stock issued and outstanding.

On January 15, 2015, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase of authorized shares of common stock from 900,000,000 to 1,300,000,000 and on June 5, 2015, the Company’s majority stockholders approved to amend the Articles of Incorporation again to increase of authorized shares of common stock from 1,300,0000 to 5,000,000,000.

On September 14, 2015, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase of authorized shares of common stock from 5,000,000,000 to 20,000,000,000.

In 2013 and 2012, the Company issued an aggregate of 15,000,000 and 21,500,000 shares of common stock for future services of $328,500 and $1,305,000, respectively. The Company accretes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three and nine months ended September 30, 2015, the Company recorded $-0- and $7,144, respectively; ($151,844 and $530,259 for the three and nine months ended September 30, 2014, respectively) as stock based compensation.

NOTE 12 – WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at September 30, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.00860	11,627,908	0.51	0.00860	11,627,908	0.00860
0.02000	5,000,000	1.72	0.02000	5,000,000	0.02000
0.05000	1,920,000	0.44	0.05000	1,920,000	0.05000
0.10000	2,187,101	2.65	0.10000	2,187,101	0.10000
	20,735,009	1.07		20,735,009	$0.02482

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	2,187,101	$0.10
Granted	93,711,489	0.01
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2014	95,898,590	0.02
Granted	–	–
Canceled	(59,413,581)	0.00648
Expired	(15,750,000)	0.04
Outstanding at September 30, 2015	20,735,009	$0.02482

NOTE 13 – NON CONTROLLING INTEREST

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

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the three months ended September 30, 2015:

September 30, 2015
Net loss	$64,278
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$857

Net loss attributable to non-controlling interest for the nine months ended September 30, 2015:

September 30, 2015
Net loss	$142,591
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$1,901

Net loss attributable to non-controlling interest for the three months ended September 30, 2014:

September 30, 2014
Net loss	$83,336
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$1,111

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

Net loss attributable to non-controlling interest for the nine months ended September 30, 2014:

September 30, 2014
Net loss	$85,530
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$1,140

The following table summarizes the changes in non-controlling interest from December 31, 2014 to September 30, 2015:

Balance, December 31, 2014	$(1,802)
Transfer (to) from the non-controlling interest as a result of change in ownership	–
Net loss attributable to the non-controlling interest	(1,901)
Balance, September 30, 2015	$(3,703)

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$1,730,463	$1,730,463
Total	$–	$–	$1,730,463	$1,730,463

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the nine months ended September 30, 2015.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

Nine months ended September 30, 2015:

Derivative Liabilities
Balance, December 31, 2014	$1,384,528

Transfers in (out) at mark-market value on date of payoff or conversion	(868,351)

Transfers in upon initial fair value of derivative liabilities	1,189,305

Loss from change in fair value of derivative liabilities	24,981

Balance, September 30, 2015	$1,730,463

Total loss for the nine month period included in earnings relating to the liabilities held at September 30, 2015	$609,792

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent issuances of common stock

In October 2015, the Company issued an aggregate of 766,731,340 shares of its common stock in settlement of convertible notes payable and accrued interest of $79,351.

In November 2015, the Company issued 211,900,000 shares of its common stock in settlement of convertible notes payable of $21,900.

Subsequent financing

On October 7, 2015, the Company entered into a Securities Purchase Agreement with LG Capital Funding LLC. (“LG Capital”), for the sale of convertible note in the principal amount of $99,231 (the “Note”). The total net proceeds the Company received from this Offering was $75,000 after deducting a $16,714 payment against a previous note payable and $7,516 legal fees.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 7, 2016. The Note is convertible into common stock, at LG Capital’s option, at a 42% discount to the lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

On October 15, 2015, the Company entered into a Securities Purchase Agreement with JDF Capital Inc. (“JDF”), for the sale of convertible note in the principal amount of $20,696.20 (the “Note”). The total net proceeds the Company received from this Offering was $20,000 after $696.20 in legal fees.

The Note bears interest at the rate of 8% per annum, prepaid by OID. All interest and principal must be repaid on March 1, 2016. The Note is convertible into common stock, at JDFs option, at a 42% discount to the average three lowest close prices of the common stock during the 15 trading day period prior to conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended September 30, 2015, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended September 30, 2015.

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

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2015-3 entitled “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. It is important to note that neither the recognition nor measurement of debt issuance costs is changed as a result of the ASU. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.

The effective date of the new guidance is for fiscal years beginning after December 15, 2015, for public business entities and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued previously. The Company adoption of this standard this period resulted in the reclassification of debt issuance costs of $164,083 previously classified as assets to net with the carrying value of the financial liability as of December 31, 2014. There were no effect to prior period operating results.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Three months ended September 30, 2015 as compared to three months ended September 30, 2014.

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended September 30, 2015, research and development costs were $31,533 compared to $82,482 for the same period last year. The Company’s expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended September 30, 2015, selling, general and administrative expenses were $213,755 as compared to $434,818 for the same period last year, a 51% decrease. The primary decrease is due to reduction in stock based compensation incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the three months ended September 30, 2015 was $177 as compared to $367 for the same period last year due to the aging of our equipment.

Other income (expense)

Interest expense

Interest expense for the three months ended September 30, 2015 was $470,626 compared to $555,300 for the same period last year. In the current period, we incurred $337,768 non-cash debt discount and OID amortization and $100,591 in non-cash interest expense on issued convertible debt as compared to $392,167 and $73,946, respectively for the same period last year.

Gain (loss) on change in fair value of derivative liabilities

During 2014 and 2015, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a (loss) gain of $(634,773) and $1,013,068 on change in fair value of derivative liabilities for the three months ended September 30, 2015 and 2014, respectively.

Nine months ended September 30, 2015 as compared to nine months ended September 30, 2014.

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the nine months ended September 30, 2015, research and development costs were $112,446 compared to $92,705 for the same period last year. The Company’s expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the nine months ended September 30, 2015, selling, general and administrative expenses were $721,327 as compared to $1,367,878 for the same period last year, a 47% decrease. The primary decrease is due to reduction in stock based compensation incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the nine months ended September 30, 2015 was $531 as compared to $2,343 for the same period last year due to the aging of our equipment.

Other income (expense)

Interest expense

Interest expense for the nine months ended September 30, 2015 was $1,701,632 compared to $3,161,325 for the same period last year. In the current period, we incurred $1,026,413 non-cash debt discount and OID amortization and $435,321 in non-cash interest expense on issued convertible debt as compared to $1,053,063 and $1,895,183, respectively for the same period last year.

Gain (loss) on change in fair value of derivative liabilities

During 2014 and 2015, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a (loss) gain of $(24,981) and $536,618 on change in fair value of derivative liabilities for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit increased by $604,965 during the nine months ended September 30, 2015 from a working capital deficit (current liabilities in excess of current assets) of $3,213,779 at December 31, 2014 to a working capital deficit of $3,818,744 at September 30, 2015. The increase in working capital deficit for the nine months ended September 30, 2015 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease in working capital by $76,214 for the nine months ended September 30, 2015. The most significant uses and proceeds of cash were:

●	Approximately $760,000 of cash consumed in operating activities;

●	Proceeds of $759,000 from issuance of convertible notes payable

Total current assets of $12,500 and $88,764 as of September 30, 2015 and December 31, 2014, respectively, cash representing 100% as of September 30, 2015 and December 31, 2014.

Proceeds from the issuance of convertible promissory notes

During the nine months ended September 30, 2015, the Company received proceeds of $759,000 from the issuance of Convertible Promissory Notes.

Cash flow analysis

Cash used in operations was $760,264 during the nine month period ended September 30, 2015. During the nine month period ended September 30, 2015, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

During the nine months ended September 30, 2015, we utilized $74,950 cash for investing activities comprised of payment of long term deposit.

Cash provided by financing activities was a total net proceeds of $759,000 from the issuance of Convertible Promissory Notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of $2,559,016 for the nine month period ended September 30, 2015, accumulated deficit of $16,543,202 and total current liabilities in excess of current assets of $3,818,744 as of September 30, 2015.

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

Number of Employees

As of September 30, 2015, the Company had 3 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Material Risk.

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

As of September, 2015, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Since inception through September 30, 2015, the Company has incurred cumulative losses of $16,543,202 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan. Additional capital may be required in order to provide working capital requirements for the next twelve months.

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

Item 4. Mine Safety Disclosures.

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

Solar Wind Energy Tower, Inc.
Registrant

Date: November 13, 2015	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive
Officer (Principal Executive Officer) and Principal
Accounting and Financial Officer

