Form 10-K
period 2015-12-31
SOLAR WIND ENERGY TOWER, INC.
filed 2017-03-02
CIK 95572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

The aggregate market value of the voting Common Stock held by non-affiliates (based upon the closing sale price of $0.0018 per share on the (Over the Counter Bulletin Board) of the registrant as of June 30, 2015: $1,459,340.

Number of issued and outstanding shares of the registrant’s par value $0.0001 common stock as of February 28, 2017: 12,132,794,404

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

Employees

As of February 28, 2017, the Company had a total of 3 full time employees. The Company anticipates that it may need to hire additional staff in the areas of engineering, marketing and administration in the future.

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

The report of our independent auditors dated March 2, 2017 on our consolidated financial statements for the year ended December 31, 2015 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

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

The Company believes it has engaged professionals and consultants experienced in the type of business contemplated by the Company; however, there can be no assurance that the predictions, opinions, analyses, or conclusions of such professionals will prove to be accurate. In addition, no assurance can be given that the Company will be able to consummate its business strategy and plans or those financial or other limitations may force the Company to modify, alter, significantly delay, or significantly impede the implementation of such plans or the Company’s ability to continue operations. If the Company is unable to successfully implement its business strategy and plans, investors may lose their entire investment in the Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases a suite of offices and shared support services at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 on an annual lease. In addition, the Company maintains living quarters in Annapolis on an annual lease expiring in 2016.

ITEM 3.  LEGAL PROCEEDINGS

Typenex Co-Investment, LLC filed suit against the Company on September 4, 2014 in the United States District Court, Northern District of Illinois, Eastern Division claiming that the Company breached a contract it entered into with Typenex, and that Typenex was entitled to convert any portion of the outstanding balance of their monies the Company allegedly owed to Typenex into validly issued, fully paid and non-assessable shares of Solar Wind Energy Tower Inc. common shares. Typenex seeks money damages and court orders enjoining the Company from further breaches. In a related suit filed September 9, 2014 in the United States District Court for the District of Idaho, Typenex claims that the Company’s transfer agent violated certain transfer instructions issued by the Company. The Company has not been named as a defendant in this suit and the parties have agreed that the transfer agent will be part of the Northern District litigation. (The Idaho litigation has not yet been dismissed) The Company maintained that it provided cash to retire the debt owed to Typenex, and denies that Typenex was entitled to the conversion into Company stock. In 2016, the Company settled all outstanding claims for $90,000.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “SWET”. Historical high and low bid information for the Company’s Common Stock is not available to the Company. The following table reflects the high and low sales prices for the Company’s Common Stock for each fiscal quarter during the fiscal years ended December 31, 2015 and 2014. The sales prices were obtained from the OTC Bulletin Board.

Quarterly period	Low	High
Fiscal year ended December 31, 2015:
First Quarter	$0.0029	$0.0100
Second Quarter	$0.0013	$0.0060
Third Quarter	$0.0001	$0.0022
Fourth Quarter	$0.0001	$0.0004

Fiscal year ended December 31, 2014:
First Quarter	$0.0040	$0.0099
Second Quarter	$0.0045	$0.0410
Third Quarter	$0.0230	$0.0320
Fourth Quarter	$0.0052	$0.0205

Record Holders

As of February 28, 2017, there were approximately 1,420 registered holders of record of the Company’s Common Stock.

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

None

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2015 TO THE YEAR ENDED DECEMBER 31, 2014

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and Development

During the year ended December 31, 2015, we incurred $113,653 of research and development expenses as compared to $156,251 for the year ended December 31, 2014; a decrease of $42,598, or 27%. The Company anticipates continued research and development as products are developed dependent on funding availability.

Selling and Administrative

During the year ended December 31, 2015, we incurred $1,056,712 of selling and administrative expenses as compared to $1,870,266 for the year ended December 31, 2014; a decrease of $813,554, or 43.5%. The primary reason for the decrease was a reduction of the Company’s stock based compensation from $642,053 to $9,433 from 2014 to 2015.

Depreciation

Depreciation for the year ended December 31, 2015 was $708 as compared to $2,520 for the year ended December 31, 2014. The reduced deprecation is due to aging of our office equipment.

Other Income/Expense

Interest expense

For year ended December 31, 2015, we incurred $2,363,544 as interest expense relating to our issued notes payable as compared to $4,212,671 for the same period last year. In connection with the issuances, we incurred noncash charge to interest of $752,003 during the year ended December 31, 2015 due to the excess of fair value of the conversion feature over the note proceeds compared to $2,272,821 for the prior year. In addition, we amortized a debt discount associated with the notes of $1,310,773 for the year ended December 31, 2015 compared to $1,646,605 for the year ended December 31, 2014.

(Loss) gain on settlement of debt

In 2015, we accrued an outstanding 2016 litigation settlement due to Typenex for $90,000, subsequently paid in 2016. During the year ended December 31, 2014, we settled an outstanding debt obligation for less than our carrying value. Accordingly, we recorded a $32,985 gain on settlement of debt during the 2014 year as compared with none in the current year.

(Loss) gain from change in fair value of derivative liabilities

Each reporting period, we are required to adjust to fair value the conversion features of our convertible notes. For the years ended December 31, 2015 and 2014, we reported a (loss) gain from change in fair value of ($1,506,927) and $1,089,103, respectively.

Net Loss

As a result of the activities described above, we incurred a net loss of $5,127,108 for the year ended December 31, 2015 as compared to a net loss of $5,117,818 for the year ended December 31, 2014.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and debt financing.

Working Capital

Our working capital deficit increased by ($2,735,810) during the year ended December 31, 2015 from a working capital deficit (current liabilities in excess of current assets) of $3,213,779 at December 31, 2014 to a working capital deficit of $5,949,589 at December 31, 2015. The increase in working capital deficit for the year ended December 31, 2015 is due to a combination of reasons, of which the significant factors include:

•	Cash had a net decrease from working capital by $77,545 for the year ended December 31, 2015. The most significant uses and proceeds of cash were:

•	Approximately $987,000 of cash consumed in operating activities;
•	Proceeds of $50,000 from sale of an interest in our Arizona Green Power LLC majority owned subsidiary
•	Proceeds of $934,000 from issuance of Convertible Promissory Notes

Of the total current assets of $11,219 as of December 31, 2015, represented by cash. Of the total current assets of $88,764 as of December 31, 2014, represented by cash.

Proceeds from the sale of an interest in our Arizona Green Power LLC subsidiary

On November 17, 2015, we entered into a Fourth Amended Option Agreement (the “Amended Option Agreement”) to the option agreement dated April 11, 2014 with several investors and current land owners. Pursuant to the terms of the Amended Option Agreement, the land owners agreed to invest $600,000 and defer until closing an additional $450,000 due on the option payment in exchange for a 2.67% equity investment in AGP, Company’s majority owned subsidiary.

Moreover, pursuant to the terms of the option agreement, the investor has also committed an additional $300,000 in exchange for a 1.33% equity investment, $50,000 which has been paid and the additional $250,000 conditioned upon the Company and AGP successfully procuring $5,000,000 or more in additional equity from investors, or such other additional amount as is necessary for the balance of the required pre-development and development costs to be completed.

Proceeds from the issuance of convertible promissory notes

During the year ended December 31, 2015, the Company received net amount of $934,000 from the issuance of Convertible Promissory Notes after paying original interest discounts (“OID”) and processing fees to the attorneys.

Cash flow analysis

Cash used in operations was $986,595 during the year ended December 31, 2015. During the year ended December 31, 2015, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our trade payables.

Cash used in investing activities as $74,950 comprised of payments for an option to acquire property.

Cash provided from financing activities was $984,000 comprised of sale in interest in our majority owned subsidiary of $50,000 and issuance of convertible notes payable of $934,000.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss of ($5,127,108) for the year ended December 31, 2015, accumulated deficit of ($19,111,294) and total current liabilities in excess of current assets of ($5,949,589) as of December 31, 2015.

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

Management expects that global economic conditions will continue to present a challenging operating environment through 2016. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives. Working capital management will continue to be a high priority for 2016.

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

Our independent registered public accounting firm’s report dated March 2, 2017 on our December 31, 2015 consolidated financial statements included in this Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Off-Balance sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment other than the operating leases as disclosed in Item 2, Properties and Notes to Consolidated Financial Statements (Note 13).

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed so that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. This determination was due to the lack of segregation of duties and the Company’s failure to implement the necessary internal controls.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

In January 2016, the Company issued an aggregate of 338,208,600 shares of its common stock in settlement of $26,957 outstanding notes payable and accrued interest and 690,525,858 shares of its common stock in payment of $82,863 accrued officer compensation.

In February 2016, the Company issued an aggregate of 351,300,000 shares of its common stock in settlement of $23,630 outstanding notes payable.

In March 2016, the Company issued an aggregate of 389,246,600 shares of its common stock in settlement of $38,925 outstanding notes payable and accrued interest and 200,000,000 as payment of $20,000 towards settlement payable.

In April 2016, the Company issued 195,520,800 shares of its common stock in settlement of $19,552 of outstanding notes payable and 300,000,000 as payment of $30,000 towards settlement payable.

In May 2016, the Company issued 222,040,722 shares of its common stock in settlement of $39,967 of outstanding notes payable.

In July 2016, the Company issued 100,000,000 shares of its common stock as payment of $10,000 towards settlement payable.

In August 2016, the Company issued 100,000,000 shares of its common stock as payment of $10,000 towards settlement payable.

In September 2016, the Company issued 100,000,000 shares of its common stock as payment of $10,000 towards settlement payable.

In October 2016, the Company issued 200,000,000 shares of its common stock as payment of $20,000 towards settlement payable and 1,250,000,000 shares of its common stock in payment of $150,000 accrued officer compensation.

In November 2016, the Company issued an aggregate of 1,750,959,177 shares of its common stock in settlement of $315,134 outstanding notes payable and 111,111,111 shares of its common stock in payment of $20,000 accrued compensation.

In December 2016, the Company issued 300,000,000 shares of its common stock in settlement of $170,000 due to shareholders, 1,193,750,000 shares of its common stock in payment of $143,250 accrued officer compensation and 686,877,778 shares of its common stock in settlement of $131,759 outstanding notes payable.

In January 2017, the Company issued 125,000,000 shares of its common stock in payment of $30,000 accrued officer compensation.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of December 31, 2015:

Name	Age	Position(s)	Term of Office (Directors)
Ronald W. Pickett*	68	President, Chief Executive Officer, Chairman and Principal Accounting Officer	Annual meeting
Stephen Sadle*	70	Chief Operating Officer and Director	Annual Meeting
Robert P. Crabb*	68	Secretary, Chief Marketing Officer and Director	Annual meeting
H. James Magnuson	62	Director	Annual meeting
Arthur P. Dammarell	71	Director	Annual meeting

______________

*	Appointed pursuant to the terms of the Merger Agreement.

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

Section16(a) Beneficial Ownership Reporting

Based solely upon a review of the copies of the forms furnished to the Company and written representations from officers and directors of the Company that no other reports were required, during the year ended December 31, 2015, all filing requirements under Section 16(a) of the Exchange Act applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table and related footnotes show the compensation incurred and or paid during the fiscal years ended December 31, 2015 and 2014, to all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year. No other executive officers received compensation in excess of $100,000 for such fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Ronald W. Pickett,	2015	200,000	(2)	$–	$–	$–	$–	$–	200,000
President, Chief Executive Officer, Chairman and Principal Accounting officer (1)	2014	200,000	(2)	–	–	–	–	–	200,000
Stephen L. Sadle	2015	175,000	(4)	–	–	–	–	–	175,000
Chief Operating Officer (3)	2014	175,000	(4)	–	–	–	–	–	175,000

______________

(1)	Appointed as President, Chief Executive Officer and Chairman effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(2)	Included in the amount is $71,085 and $29,153 of accrued salaries for Mr. Pickett for the years ended December 31, 2015 and 2014, respectively. In addition, the amount paid during the years ended December 31, 2015 and 2014 amounted to $140,769 and $192,300, respectively; of which $10,000 was paid in 16,667,000 shares of the Company’s common stock.
(3)	Appointed as Chief Operating Officer effective December 29, 2010 pursuant to the terms of the Merger Agreement.

(4)	Included in the amount is $41,380 and $27,098 of accrued salaries for Mr. Sadle for the years ended December 31, 2015 and 2014, respectively. In addition, the amount paid during the years ended December 31, 2014 and 2013 amounted to $131,154 and $168,300, respectively; of which $10,000 was paid in 16,667,000 shares of the Company’s common stock.

Director Compensation Table

The following table and related footnotes show the compensation incurred and or paid during the fiscal year ended December 31, 2015 to the Company’s directors for their service as directors.

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
(2)	The Company has accrued salary for Mr. Crabb for his services as an executive officer of the Company for the year ended December 31, 2015 and 2014 in the amount of $46,699 and $60,000, respectively

Narrative to Summary Compensation Table and Director Compensation Table

During the year ended December 31, 2015, the Company provided no stock options, warrants, or stock appreciation rights. On December 29, 2010, pursuant to the Merger, Solar Wind Energy, Inc. became a wholly-owned subsidiary of the Company. The Company has employment agreements with its officers as described below. The Company has accrued salaries for all its executives from inception through December 31, 2015 and the balance amounted to $227,015 at December 31, 2015.

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

____________________

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of February 24, 2017, the beneficial ownership of our common stock by:

(1)	each person or entity who is known by us to beneficially own more than five percent (5%) of our common stock;
(2)	each of our directors;
(3)	each Named Executive Officer; and
(4)	all of our directors and executive officers as a group.

Set forth below is certain information, as of February 24, 2017, with respect to each person (including any group as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock. Unless otherwise indicated, the address of each beneficial owner is c/o Solar Wind Energy Tower Inc., 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 and the nature of beneficial ownership is direct.

Name of Beneficial Owner	Title of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Ronald W. Pickett	President, Chief Executive Officer and Chairman	2,972,057,580		24%
Stephen Sadle	Chief Operating Officer and Director	2,101,123,944		17%
Robert P. Crabb	Secretary, Chief Marketing Officer and Director	339,216,111		3%
H. James Magnuson	Director	1,811,114	(2))	*
Arthur P. Dammarell	Director	625,500		*
Directors and executive officers as a group (5 persons)	---	5,414,834,249		45%

______________

* Less than 1%.

(1)	Based upon 12,132,794,404 shares of Common Stock outstanding as of February 24, 2017.

(2)	Includes 1,368,891 shares held in trust for the benefit of Mr. Magnuson’s relatives. As trustee, Mr. Magnuson has the power to vote such shares, but disclaims any beneficial ownership in the shares.

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

The 2013 Notes matured December 31, 2014 (the "Maturity Date") and interest associated with the 2013 Notes is 8% per annum, which is payable on the Maturity Date. The 2013 Notes are convertible into shares of common stock of the Company, at the 2013 Investors’ option, at a conversion price of $0.015.

As of the date of the 2013 Notes, the Company is obligated on the 2013 Notes issued to the holders in connection with the offering. The 2013 Notes are debt obligations arising other than in the ordinary course of business, which constitute direct financial obligations of the Company.

The Company has accrued interest expense of $67,233 as of December 31, 2015.

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

The Indemnification Agreements provide that the Company will indemnify the Company's officers and directors, to the fullest extent permitted by law, relating to, resulting from or arising out of any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation by reason of the fact that such officer or director (i) is or was a director, officer, employee or agent of the Company or (ii) is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed to us by RBSM LLP, our independent registered public accounting firm for professional services rendered during the fiscal years ended December 31, 2015 and 2014 are set forth below.

(1) Audit Fees

RBSM LLP (“RBSM”) has billed us audit fees of $54,104 and $50,000 during 2015 and 2014, respectively. These fees would relate to the audit of our annual consolidated financial statements and the review of the interim consolidated financial statements and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees

RBSM billed us audit-related fees in the aggregate amount of $4,500 and $13,000 during 2015 and 2014, respectively. These fees relate to the review of the Form 8-K and review of the Company’s registration statements filed with the SEC.

(3) Tax Fees

RBSM billed us for professional services relating to tax compliance, tax planning, and tax advice in the amount of $5,000 and $12,500 during 2015 and 2014, respectively.

(4) All Other Fees

No fees of this sort were billed by RBSM during 2015 and 2014.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years ended December 31, 2015 and 2014.

Consolidated Statements of Changes in Stockholders’ Deficit for the two years ended December 31, 2015

Consolidated Statements of Cash Flows for Years ended December 31, 2015 and 2014

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

SOLAR WIND ENERGY TOWER INC. (f/k/a CLEAN WIND ENERGY TOWER, INC.)

Dated: March 2, 2017	By:	/s/ Ronald W. Pickett
Name: Ronald W. Pickett
President, Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 2, 2017	By:	/s/ Ronald W. Pickett
Name: Ronald W. Pickett
President, Chief Executive Officer (PEO), Director

Dated: March 2, 2017	By:	/s/ Robert P. Crabb
Name: Robert P. Crabb
Director

Dated: March 2, 2017	By:	/s/ Stephen L. Sadle
Name: Stephen L. Sadle
Director

Dated: March 2, 2017	By:	/s/ H. James Magnuson
Name: H. James Magnuson
Director

Dated: March 2, 2017	By:	/s/ Arthur P. Dammarell
Name: Arthur P. Dammarell
Director

Solar Wind Energy Tower Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solar Wind Energy Tower, Inc.

We have audited the accompanying consolidated balance sheets of Solar Wind Energy Tower, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solar Wind Energy Tower, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has not yet generated any revenue and is incapable of generating sufficient cash flow to sustain its current operations without securing additional financing, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

March 2, 2017

SOLAR WIND ENERGY TOWER, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash	$11,219	$88,764
Total current assets	11,219	88,764

Property and equipment, net	1,180	1,888

Other assets:
Deposits	204,209	129,259

Total assets	$216,608	$219,911

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$354,918	$200,391
Accrued liabilities and expenses	498,212	369,897
Advances from stockholders/officers	170,000	170,000
Settlement payable	90,000	30,000
Notes payable, net of unamortized debt discount of $407 and $-0-, respectively	347,863	268,270
Convertible notes payable, net of unamortized debt discount of $351,690 and $650,053, respectively	727,696	599,457
Convertible notes payable, related party	280,000	280,000
Derivative liabilities	3,492,119	1,384,528
Total current liabilities	5,960,808	3,302,543

Long term debt:
Notes payable-related party, net of unamortized debt discount of $0 and $162,138, respectively	–	222,862
Notes payable, net of unamortized debt discount of $-0- and $1,945, respectively	–	78,055
Total liabilities	5,960,808	3,603,460

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized
Series A Convertible Preferred stock, par value $0.0001 per share, 500,000 shares designated, 393,429 and -0- issued and outstanding as of December 31, 2015 and 2014, respectively	39	–
Common stock, par value $0.0001 per share; 20,000,000,000 and 900,000,000 shares authorized; 3,628,253,758 and 626,745,923 shares issued and outstanding as of December 31, 2015 and 2014, respectively	362,825	62,675
Common stock to be issued	420,000	420,000
Additional paid in capital	12,601,800	10,119,764
Accumulated deficit	(19,111,294)	(13,984,186)
Stockholders' deficit attributable to Solar Wind Energy Tower, Inc.	(5,726,630)	(3,381,747)
Non-controlling interest	(17,570)	(1,802)
Total stockholders' deficit	(5,744,200)	(3,383,549)

Total liabilities and stockholders' deficit	$216,608	$219,911

See the accompanying notes to the consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
OPERATING EXPENSES:
Research and development	$113,653	$156,251
Selling, general and administrative	1,056,712	1,870,266
Depreciation	708	2,520
Total operating expenses	1,171,073	2,029,037

Loss from operations	(1,171,073)	(2,029,037)

Other income (expense):
Interest expense	(2,363,544)	(4,212,671)
(Loss) gain in settlement of debt	(90,000)	32,985
Gain (loss) on change in fair value of derivative liabilities	(1,506,927)	1,089,103

Loss before provision for income taxes	(5,131,544)	(5,119,620)

Provision for income taxes (benefit)	–	–

Net loss	(5,131,544)	(5,119,620)

Non-controlling interest	4,436	1,802

NET LOSS ATTRIBUTABLE TO SOLAR WIND ENERGY TOWER, INC.	$(5,127,108)	$(5,117,818)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	1,475,899,768	497,356,871

See the accompanying notes to the consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

TWO YEARS ENDED DECEMBER 31, 2015

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

See the accompanying notes to the consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

TWO YEARS ENDED DECEMBER 31, 2015

	Series A Preferred stock		Common stock		Common to be Issued		Additional Paid In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2015	–	$–	626,745,923	$62,675	6,000,000	$420,000	$10,119,764	$(13,984,186)	$(1,802)	$(3,383,549)
Shares issued in settlement of debt	–	–	2,966,412,724	296,641	–	–	2,001,394	–	–	2,298,035
Shares issued for services rendered	–	–	1,761,111	176	–	–	2,113	–	–	2,289
Shares issued in settlement of related party salaries	–	–	33,334,000	3,333	–	–	16,667	–	–	20,000
Preferred shares issued in settlement of related party notes and accrued interest	393,429	39	–	–	–	–	393,387	–	–	393,426
Equity contribution by non-controlling interest	–	–	–	–	–	–	61,332	–	(11,332)	50,000
Stock based compensation	–	–	–	–	–	–	7,144	–	–	7,144
Net loss	–	–	–	–	–	–	–	(5,127,108)	(4,436)	(5,131,544)
Balance, December 31, 2015	393,429	$39	3,628,253,758	$362,825	6,000,000	$420,000	$12,601,800	$(19,111,294)	$(17,570)	$(5,744,200)

See the accompanying notes to the consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,131,544)	$(5,119,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	708	2,520
Amortization of debt discounts	1,310,773	1,646,605
Amortization of financing costs	163,676	89,036
Non cash interest	752,003	2,272,821
Stock based compensation	9,433	642,053
Fair value of warrants issued in connection with services	–	106,643
Loss (gain) on settlement of debt	90,000	(32,985)
Loss (gain) from change in fair value of derivative liabilities	1,506,927	(1,089,102)
Changes in operating assets and liabilities:
Prepaid expenses	–	–
Settlement payable	(30,000)	(60,000)
Accounts payable and accrued expenses	341,429	196,293
Net cash used in operating activates	(986,595)	(1,345,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	–	(2,124)
Payment of long term deposit	–	(2,700)
Payment of option to acquire property	(74,950)	(125,000)
Net cash used in investing activities	(74,950)	(129,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	–	25,000
Proceeds from equity contribution by non-controlling interest	50,000	–
Proceeds from issuance of notes payable	–	80,000
Proceeds from issuance of convertible notes payable	934,000	1,684,000
Repayments of convertible notes payable	–	(286,434)
Net cash provided by financing activities	984,000	1,502,566

Net (decrease) increase in cash	(77,545)	27,006
Cash, beginning of period	88,764	61,758

Cash, end of period	$11,219	$88,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$–	$–
Income taxes paid	$–	$–

Non cash investing and financing activities:
Fair value of warrants issued in connection with notes payable	$–	$310,969
Notes payable issued in settlement of accrued officer salaries	$–	$385,000
Common stock issued in settlement of related party accrued salaries	$20,000	$–
Common stock issued in settlement of debt	$2,298,035	$2,861,138
Series A preferred stock issued in settlement of related party notes payable and accrued interest	$393,426	$–

See the accompanying notes to the consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

In April 2014, the Company organized Arizona Green Power, LLC (“AGP”), an Arizona limited liability company for the purpose to acquire development property from the City of San Luis, Arizona. In connection with financing of the project, the Company reduced its ownership interest to 98.67% in connection with the issuance of a note payable by Arizona Green Power, LLC on April 7, 2014. On November 17, 2015, in connection with the Company land option agreement modification and equity financing, the Company reduced its ownership to 94.67%.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2015, the Company had cash of $11,219 and working capital deficit of $5,949,589. During the year ended December 31, 2015, the Company used net cash in operating activities of $986,595.  The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2015, the Company raised $934,000 through the issuance of a convertible notes and $50,000 from sale of equity interest in Arizona Green Power, LLC, the Company’s majority owned subsidiary.  The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Company's primary source of operating funds since inception has been cash proceeds from the private placements of common stock and proceeds from private placements of convertible debt. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority- owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, fair values relating to derivative liabilities, debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants. Fully diluted shares as of December 31, 2015 and 2014 were 16,060,638,214 and 874,144,912, respectively.

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

Stock-based compensation expense in connection with stock granted to consultants and employees in exchange for services rendered for the years ended December 31, 2015 and 2014 was $29,433 and $642,053, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2015 and 2014. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $113,653 and $156,251 research and development costs for the years ended December 31, 2015 and 2014, respectively. The company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

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

Derivative financial instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free standing derivatives consists of embedded conversion options with convertible notes. The Company evaluated these derivatives to assess their proper classification in the consolidated balance sheets as of December 31, 2015 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible notes contains a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the debt derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

In January 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02, which requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed below.

NOTE 4 – DEPOSITS

Long-term deposits are comprised of aggregate of $204,259 of which $200,000 are deposits to acquire approximately 640 acres of land in Yuma County, Arizona at $46,500 per acre. On November 17, 2015, the Company entered into a Fourth Amended Option Agreement (the “Amended Option Agreement”) to the option agreement dated April 11, 2014 with several investors and current land owners.

Pursuant to the terms of the Amended Option Agreement, the land owners agreed to invest $600,000 and defer until closing an additional $450,000 due on the option payment in exchange for a 2.67% equity investment in AGP, Company’s majority owned subsidiary.

Moreover, pursuant to the terms of the option agreement, the investor has also committed an additional $300,000 in exchange for a 1.33% equity investment, $50,000 which has been paid and the additional $250,000 conditioned upon the Company and AGP successfully procuring $5,000,000 or more in additional equity from investors, or such other additional amount as is necessary for the balance of the required pre-development and development costs to be completed.

Further, if the Company and AGP close the acquisition of the Property prior to (a) December 1, 2017, the delayed option payment shall be reduced by $200,000 or (b) July 1, 2016, the delayed option payment shall be reduced by $450,000.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The land owners have the right to terminate the Amended Option Agreement at any time after July 1, 2016 if the Company and AGP have not completed the equity raise prior to July 1, 2016.

In addition, the Company has an aggregate of $4,259 in long term lease deposits.

NOTE 5 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of December 31, 2015 and 2014 consist of the following:

	2015	2014
Accrued payroll	$227,015	$140,457
Accrued stock purchase warrants	29,400	29,400
Accrued interest and other	241,797	200,040
Total	$498,212	$369,897

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

NOTE 7 – SETTLEMENT PAYABLE

In August 2014, the Company settled the litigation with Hanover Holdings I, LLC for a cash of $90,000 payable in six equal monthly installments of $15,000 beginning September 5, 2014. In connection with the settlement, the Company recognized a gain on settlement of debt of $32,985 during the year ended December 31, 2014. As of December 31, 2014, the outstanding balance was $30,000, which has been repaid during the year ended December 31, 2015.

On July 8, 2014, the Company paid $40,179 against a Typenex note in a scheduled monthly installment followed by a payment on August 11, 2014 of the balance due of $31,078 to pay the note in full. In as such, Typenex disputed the Company’s right to pay in cash, these final two installments were placed in escrow account through the Company’s counsel. In 2016, subsequent to these financial statements, the Company settled all outstanding claims with Typenex for $90,000. As of December 31, 2015, the Company has accrued the outstanding liability (See Note 9 and 13).

NOTE 8 – NOTES PAYABLE

Notes payable as of December 31, 2015 and 2014 consist of the following:

	2015	2014
Promissory notes issued June 20, 2012	$268,270	$268,270
Note payable issued April 7, 2014, net of unamortized debt discount of $407 and $1,945, respectively	79,593	78,055
Total	347,863	346,325
Less current portion	347,863	268,270
Long term portion	$–	$78,055

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2015 and 2014 consist of the following:

	2015	2014
Convertible promissory notes, due December 31, 2015	$239,000	$239,000
Convertible promissory note, due April 4, 2015, net of unamortized debt discount of $4,773	–	12,727
Convertible promissory note, due June 9, 2015, net of unamortized debt discount of $83,184	–	106,576
Convertible promissory note, due May 11, 2015, net of unamortized debt discount of $117,141	–	136,359
Convertible promissory note, due October 14, 2015, net of unamortized debt discount of $-0- and $259,479, in default	27,164	70,521
Convertible promissory note, due July 10, 2015, net of unamortized debt discount of $37,158	–	16,342
Convertible promissory note, due October 10, 2015, net of unamortized debt discount of $61,058	–	17,692
Convertible promissory note, due December 30, 2015, net of unamortized debt discount of $87,260	–	240
Convertible promissory note, due January 5, 2016, net of unamortized debt discount of $323	23,177	–
Convertible promissory note, due March 16, 2016, net of unamortized debt discount of $12,066	63,269	–
Convertible promissory note, due December 27, 2015, net of unamortized debt discount of $-0-, in default	78,210	–
Convertible promissory note, due May 15, 2016, net of unamortized debt discount of $21,267	36,233	–
Convertible promissory note, due May 30, 2016, net of unamortized debt discount of $23,630	33,870	–
Convertible promissory note, due March 1, 2016, net of unamortized debt discount of $9,401	33,599	–
Convertible promissory note, due July 1, 2016, net of unamortized debt discount of $28,750	28,750	–
Convertible promissory note, due July 14, 2016, net of unamortized debt discount of $22,438	19,562	–
Convertible promissory note, due July 17, 2016, net of unamortized debt discount of $15,768	13,232	–
Convertible promissory note, due July 30, 2016, net of unamortized debt discount of $16,508	11,992	–

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

	2015	2014
Convertible promissory note, due February 4, 2016, net of unamortized debt discount of $4,562	24,438	–
Convertible promissory note, due May 6, 2016, net of unamortized debt discount of $13,406	15,094	–
Convertible promissory note, due March 4, 2016, net of unamortized debt discount of $10,198	18,802	–
Convertible promissory note, due June 9, 2016, net of unamortized debt discount of $16,703	11,797	–
Convertible promissory note, due March 1, 2016, net of unamortized debt discount of $9,148	11,548	–
Convertible promissory note, due October 7, 2016, net of unamortized debt discount of $76,186	23,045	–
Convertible promissory note, due May 6, 2016, net of unamortized debt discount of $20,236	8,764	–
Convertible promissory note, due November 9, 2016, net of unamortized debt discount of $23,164	3,836	–
Convertible promissory note, due December 3, 2016, net of unamortized debt discount of $27,936	2,314	–
Total	727,696	599,457
Less current portion	(727,696)	(599,457
Long term portion	$–	$–

LG Capital Funding, LLC

On April 4, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG"), for the sale of an 8% convertible note in the principal amount of $35,000 (the "Note"). The financing closed on April 4, 2014. The total net proceeds the Company received from this Offering was $32,000.

The note is convertible into common stock, at holder’s option, at the lower of i) 42% discount to the average of the two lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The note is convertible into common stock, at holder’s option, at the lower of i) 42% discount to the average of the two lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. As of December 31, 2015 and 2014, the aggregate principal amount outstanding was $-0- and $17,500.

On October 10, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG"), for the sale of an 8% convertible note in the principal amount of $78,750 (the "Note"). The financing closed on October 10, 2014. The total net proceeds the Company received from this Offering was $75,000.

The notes are convertible into common stock, at holder’s option, at the lower of i) 42% discount to the average of the two lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. As of December 31, 2015 and 2014, the aggregate principal amount outstanding was $-0- and $78,750.

In 2015, the Company entered into Securities Purchase Agreements with LG Capital Funding, LLC (“LG”), for the sale of an 8% convertible notes in the principal amount of $147,750 (the “Notes”). The total net proceeds the Company received from this Offering were $140,000. As of December 31, 2015, the aggregate principal amount outstanding was $147,750.

The Notes bear interest at the rate of 8% per annum. All interest and principal must be repaid one year from the date of issuance with the last note due November 9, 2016. The Notes are convertible into common stock, at LG’s option, at a 42% discount to the average three lowest bid prices of the common stock during the 15 trading day period prior to conversion.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

On October 7, 2016, the Company issued a convertible promissory note to LG Capital Funding, LLC (“LG”), for $99,231.20, the proceeds of which were used to pay-off a preexisting note to JSJ Investments, Inc., accrued interest and premium payment in aggregate of $99,231.20.(see below) ..

The Note bears interest at the rate of 8% per annum. All interest and principal must one year from the date of issuance On October 7, 2016. The Note is convertible into common stock, at LG’s option, at a 42% discount to the average three lowest bid prices of the common stock during the 10 trading day period prior to conversion.

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

DECEMBER 31, 2015 AND 2014

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

In 2015, the Company entered into Securities Purchase Agreements with JDF Capital, Inc. for the sale of 10% convertible notes in the aggregate principal amount of $288,500 (the “Notes”). The total net proceeds the Company received from these offerings was $250,000, net of fees and original interest discount (“OID”) of $34,500. As of December 31, 2015, the aggregate principal amount outstanding was $288,500.

The Notes bear interest at the rate of 10% per annum, prepaid as OID. As of the nine months ended September 30, 2015, all interest and principal must be repaid in approximately six months to one year from the issuance date, with the last note being due July 1, 2016. The Notes are convertible into common stock, at JDF Capital, Inc.’s option, at a 42% discount to the lowest or the average of three lowest closing prices of the common stock during the 25 trading day period prior to conversion.

On October 14, 2015, two notes previously issued to Vis Vires Group, Inc. (see below) in an unpaid aggregate of $121,210 were assigned to JDF Capital, Inc. The notes bear interest at the rate of 8% per annum and all interest and principal must be repaid in approximately nine months from the issuance date, with the last note being due March 1, 2016. The Notes are convertible into common stock, at holder’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 15 trading day period prior to conversion.

On October 15, 2015, the Company issued a convertible promissory note to JDF Capital, Inc. as payment for the assignment fee of the above described notes for $20,696.20. The Note bears interest at the rate of 10% per annum and all interest and principal must be repaid by March 1, 2016. The Note are convertible into common stock, at JDF Capital, Inc.’s option, at a 42% discount to the lowest or the average of three lowest bid prices of the common stock during the 15 trading day period prior to conversion. As of December 31, 2015, the aggregate principal amount outstanding was $20,696.20.

JMJ Financial

On July 11, 2012, the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $275,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on July 25, 2012. During the year ended December 31, 2014, the Company received two tranches of net proceeds in the amount of $70,000, of which $50,000 was repaid. As of December 31, 2014, the aggregate principal amount outstanding under the July 11, 2012 issued convertible promissory note was $-0- .

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

The Note bears interest at the rate of 12% per annum after three months. All interest and principal must be repaid on March 3, 2017. The Note is convertible into common stock, at JMJ Financial’s option, at a 40% discount to the lowest close price of the common stock during the 25 trading day period prior to conversion. As of December 31, 2015, the outstanding balance due JMJ Financial Investments was $-0-.

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

On July 8, 2014, the Company paid $40,179 against the note in a scheduled monthly installment followed by a payment on August 11, 2014 of the balance due of $31,078 to pay the note in full. In as such Typenex disputed the Company’s right to pay in cash, these final two installments were placed in escrow account through the Company’s counsel. In 2016, the Company settled all outstanding claims for $90,000. (See Note 7)

KBM Worldwide, Inc.

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

At December 31, 2014, the outstanding balance due was $-0-.

On April 29, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $63,000 (the "Note"). The financing closed on April 29, 2014. The total net proceeds the Company received from this Offering was $60,000.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on February 2, 2015. The Note is convertible into common stock, at KBM’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

At December 31, 2014, the balance was $-0-.

On August 7, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $253,500 (the "Note"). The financing closed on August 7, 2014. The total net proceeds the Company received from this Offering was $250,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on May 11, 2015. The Note is convertible into common stock, at KBM’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. As of December 31, 2015 and 2014, the aggregate principal amount outstanding was $-0- and $253,500, respectively.

On October 8, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $53,500 (the "Note"). The financing closed on October 8, 2014. The total net proceeds the Company received from this Offering was $50,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 10, 2015. The Note is convertible into common stock, at KBM’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. As of December 31, 2015 and 2014, the aggregate principal amount outstanding was $-0- and $53,500, respectively.

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

At December 31, 2014, the aggregate principal amount outstanding was $-0-.

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

At December 31, 2014, the aggregate principal amount outstanding was $-0-.

WHC Capital, LLC

On December 30, 2014, the Company entered into a Securities Purchase Agreement with WHC Capital LLC ("WHC"), for the sale of an 8% convertible note in the principal amount of $87,500 (the "Note"). The financing closed on December 30, 2014. The total net proceeds the Company received from this Offering was $82,000.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on December 30, 2015. The Note is convertible into common stock, at Adar’s option, at a 42% discount to the average three lowest closing prices of the common stock during the 10 trading day period prior to conversion. As of December 31, 2015 and 2014, the aggregate principal amount outstanding was $-0- and $87,500, respectively.

Fourth Man, LLC.

In 2015, the Company entered into a Securities Purchase Agreements with Fourth Man, LLC (“Fourth Man”), for the sale of an 8% convertible notes in the principal amount of $135,500 (the “Notes”). The total net proceeds the Company received from this Offering was $129,000.

The Notes bear interest at the rate of 8% per annum. All interest and principal must be repaid approximately nine months from the date of issuance with the last note due June 9, 2016. The Notes are convertible into common stock, at Fourth Man’s option, at a 42% discount to the average two or three lowest close prices of the common stock during the 10 trading day period prior to conversion.

At December 31, 2015, the aggregate principal amount outstanding was $57,000.

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

As discussed above, on October 7, 2015, the remaining aggregate principal of $75,332, was assumed by LG Capital and was outstanding as of December 31, 2015.

Vis Vires Group, Inc.

In 2015, the Company entered into Securities Purchase Agreements with Vis Vira Group, Inc for the sale of 8% convertible notes in the aggregate principal amount of $127,000 (the “Notes”). The total net proceeds the Company received from these offerings was $120,000, net of fees of $7,000.

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

As discussed above, on October 14, 2015, notes in aggregate principal amount of $127,000 with an unpaid aggregate of $121,210 were assigned to JDF Capital, Inc.

Service Trading Company, LLC.

On July 30, 2015, the Company entered into a Securities Purchase Agreement with Service Trading Company, LLC (“Service”), for the sale of an 12% convertible note in the principal amount of $28,500 (the “Note”). The financing closed on July 30, 2015. The total net proceeds the Company received from this Offering was $27,000.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Note bears interest at the rate of 12% per annum. All interest and principal must be repaid on July 30, 2016. The Note is convertible into common stock, at Service’s option, at a 42% discount to the lowest close price of the common stock during the 12 trading day period prior to conversion.

Vigere Capital LP.

On December 3, 2015, the Company entered into a Securities Purchase Agreement with Vigere Capital LP (“Vigere”), for the sale of an 10% convertible note in the principal amount of $30,250 (the “Note”). The financing closed on December 3, 2015. The total net proceeds the Company received from this Offering was $25,000.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on December 3, 2016. The Note is convertible into common stock, at Vigere’s option, at a 42% discount to the three lowest bid price of the common stock during the 25 trading day period prior to conversion.

Derivative summary:

The Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the 2015 Notes, the Company determined the aggregate fair value of $1,675,750 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 141.48% to 256.93%, (3) weighted average risk-free interest rate of 0.17 % to 0.57%, (4) expected life of 0.50 to 2.00 years, and (5) estimated fair value of the Company’s common stock of $0.0002 to $0.0018 per share.

The determined fair value of the debt derivatives of $1,675,750 was charged as a debt discount up to the net proceeds of the notes with the remainder of $734,355 charged to current period operations as non-cash interest expense.

At December 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $3,492,119. The Company recorded a (loss) gain from change in fair value of debt derivatives of $(1,548,645) and $1,057,354 for the years ended December 31, 2015 and 2014, respectively. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 288.90%, (3) weighted average risk-free interest rate of 0.16% to 0.65%, (4) expected life of 0.10 to 093 years, and (5) estimated fair value of the Company’s common stock of $0.0003 per share.

The charge of the amortization of debt discounts and costs for the year ended December 31, 2015 and 2014 was $1,310,773 and $1,515,558, respectively; which was accounted for as interest expense. Also, the Company has accrued interest expense of $22,881 as of December 31, 2015.

During the year ended December 31, 2015, the Company issued an aggregate of 2,966,412,724 shares of its common stock in settlement of the convertible note payable and related interest.

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 180.09% and risk free rate of 0.43%. The determined fair value of the warrants of $250,049 is amortized as financing costs of the term of the related notes (2 years). The charge of the amortization of financing cost for the year ended December 31, 2015 and 2014 was $162,138 and $87,910, respectively; which was accounted for as amortized financing costs and included as interest expense.

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

At December 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $-0-. The Company recorded a gain from change in fair value of debt derivatives of $41,718 for the year ended December 31, 2015. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 288.90%, (3) weighted average risk-free interest rate of 0.16%, (4) expected life of 0.25 years, and (5) estimated fair value of the Company’s common stock of $0.0003 per share.

The charge of the amortization of debt discounts and costs for the year ended December 31, 2015 and 2014 was $-0- and $131,047, respectively, which was accounted for as interest expense. Also, the Company has accrued interest expense of $67,233 as of December 31, 2015.

NOTE 12 – DERIVATIVE LIABILITIES

As described in Notes 9 and 11 above, the Company issued convertible notes that contain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date. Refer to Notes 9 and 11 for assumptions used to determine fair values.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases a suite of offices and shared support services at 1997 Annapolis Exchange Parkway, Suite 300, Annapolis, Maryland 21401 annual lease. In addition, the Company maintains living quarters in Annapolis on an annual lease expiring in 2016.

Rental expenses charged to operations for the year ended December 31, 2015 and 2014 was $56,553 and $37,651, respectively.

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Company has not been named as a defendant in this suit and the parties have agreed that the transfer agent will be part of the Northern District litigation. (The Idaho litigation has not yet been dismissed) The Company maintained that it provided cash to retire the debt owed to Typenex, and denies that Typenex was entitled to the conversion into Company stock. In 2016, the Company settled all outstanding claims for $90,000.

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

NOTE 14 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of December 31, 2015 and 2014, the Company has 393,429 and -0- shares of preferred stock issued and outstanding, respectively.

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

Common stock

The Company has authorized 20,000,000,000 and 900,000,000 shares of common stock, with a par value of $0.0001 per share as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company has 3,628,253,758 and 626,745,923, respectively, shares of common stock issued and outstanding.

On April 2, 2014, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 900,000,000 shares.

On January 15, 2015, the Company’s majority stockholders approved to amend the Articles of Incorporation to increase of authorized shares of common stock from 900,000,000 to 1,300,000,000 and on June 5, 2015, the Company’s majority stockholders approved to amend the Articles of Incorporation again to increase of authorized shares of common stock from 1,300,000 to 5,000,000,000.

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

During the year ended December 31, 2014, the Company issued 7,125,000 of common stock for net proceeds of $25,000.

On May 20, 2014, the Company issued 500,000 shares of its common stock for investor relations services valued at $2,250.

During the year ended December 31, 2015, the Company issued an aggregate of 2,966,412,724 shares of common stock in settlement of $1,222,949 of convertible notes payable and related accrued interest.

During the year ended December 31, 2015, the Company issued an aggregate of 1,761,111 shares of common stock for services rendered of $2,289.

During the year ended December 31, 2015, the Company issued an aggregate of 33,334,000 shares of common stock for unpaid officer’s salaries of $20,000.

NOTE 15 – WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at December 31, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.00860	11,627,908	0.26	0.00860	11,627,908	$0.00860
0.02000	5,000,000	1.47	0.02000	5,000,000	0.02000
0.05000	1,920,000	0.19	0.05000	1,920,000	0.05000
0.10000	2,187,101	2.40	0.10000	2,187,101	0.10000
	20,735,009	1.07		20,735,009	$0.02482

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	2,187,101	$0.10
Granted	93,711,489	0.01
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2014	95,898,590	0.02
Granted	–	–
Canceled	(59,413,581)	0.00648
Expired	(15,750,000)	0.04
Outstanding at December 31, 2015	20,735,009	$0.02482

On April 4, 2014, in recognition of past services by the two (2) Directors, the Company approved for issuance of an aggregate of 2,500,000 and 5,813,954 warrants to purchase the Company’s common stock at $0.02 and $0.0086 per share for the vesting period of two years.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

As described in Note 9, the Company issued an aggregate of 59,413,581 warrants to purchase the Company’s common stock at $0.00648 per share for two years in connection with the issuance of notes payable.

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

NOTE 16 – NON CONTROLLING INTEREST

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

On November 17, 2015, the Company entered into a Fourth Amended Option Agreement (the “Amended Option Agreement”) to the option agreement dated April 11, 2014 with several investors and current land owners. Pursuant to the terms of the Amended Option Agreement, the land owners agreed to invest $600,000 and defer until closing an additional $450,000 due on the option payment in exchange for a 2.67% equity investment in AGP, Company’s majority owned subsidiary.

Moreover, pursuant to the terms of the option agreement, the investor has also committed an additional $300,000 in exchange for a 1.33% equity investment, $50,000 which has been paid and the additional $250,000 conditioned upon the Company and AGP successfully procuring $5,000,000 or more in additional equity from investors, or such other additional amount as is necessary for the balance of the required pre-development and development costs to be completed.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

A reconciliation of the non-controlling loss attributable to the Company:

Net loss attributable to non-controlling interest for the year ended December 31, 2015:

Net loss	$244,316
Average Non-controlling interest percentage	1.816%
Net loss attributable to the non-controlling interest	$4,436

Net loss attributable to non-controlling interest for the year ended December 31, 2014:

Net loss	$135,117
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$1,802

The following table summarizes the changes in non-controlling interest from December 31, 2013 to December 31, 2015:

Balance, December 31, 2013	$–
Transfer (to) from the non-controlling interest as a result of change in ownership	–
Balance, December 31, 2014	(1,802)
Transfer (to) from the non-controlling interest as a result of change in ownership	(11,332)
Net loss attributable to the non-controlling interest	(4,436)
Balance, December 31, 2015	$(17,570)

NOTE 17 – INCOME TAXES

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

For the period from July 26, 2010 (date of inception) through December 31, 2015, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $13,020,000, which expiring through the year of 2034. The net operating loss carryovers may be subject to limitations under Internal Revenue Code “Section 382”, due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss carryforward, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The income tax provision (benefit) for the years ended December 31, 2015 and 2014 consists of the following:

	2014	2013
Federal:
Current	$–	$–
Deferred	2,230,000	1,481,000
	2,230,000	1,481,000
State and local:
Current	–	–
Deferred	394,000	329,000
	394,000	329,000

Change in valuation allowance	(2,624,000)	(1,810,000)

Income tax provision (benefit)	$–	$–

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the year ended December 31, 2015 and 2014 as follows:

	December 31, 2015 and 2014
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

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2015	2014
Deferred tax assets (liabilities):
Stock based compensation issued and to be issued for services rendered	$642,993	$642,054
Net operating loss carry forward	1,981,007	838,946
Less: valuation allowance	(2,624,000)	(1,481,000)
Net deferred tax asset	$–	$–

The Company has filed its tax returns for the period from July 26, 2010 (date of inception) through December 31, 2014.

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 18 – FAIR VALUE MEASUREMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Lont-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$3,492,119	$3,492,119
Total	$–	$–	$3,492,119	$3,492,119

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the year ended December 31, 2015.

Derivative Liabilities
Balance, December 31, 2013	$689,093

Transfers in (out) at mark-market value on date of payoff or conversion	(2,042,407)

Transfers in (out) upon reclassification from (to) equity	5,525

Transfers in upon initial fair value of derivative liabilities	3,821,420

Gain from change in fair value of derivative liabilities	(1,089,103)

Balance, December 31, 2014	1,384,528

Transfers in (out) at mark-market value on date of payoff or conversion	(1,075,086)

Transfers in upon initial fair value of derivative liabilities	1,675,750

Loss from change in fair value of derivative liabilities	1,506,927

Balance, December 31, 2015	$3,492,119

Total loss for the year included in earnings relating to the liabilities held at December 31, 2015	$(1,506,927)

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 19 – SUBSEQUENT EVENTS

Subsequent financing

On January 7, 2016, the Company entered into a Securities Purchase Agreement with JDF Capital, Inc ("JDF"), for the sale of an 8% convertible note in the principal amount of $73,920 (the "Note"). The financing closed on January 7, 2016. The total net proceeds the Company received from this Offering were $66,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on January 7, 2017. The Note is convertible into common stock, at JDF’s option, at a 50% discount to lowest bid price of the common stock during the 15 trading day period prior to conversion.

On January 11, 2016, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG"), for the sale of an 8% convertible note in the principal amount of $73,920 (the "Note"). The financing closed on January 11, 2016. The total net proceeds the Company received from this Offering were $66,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on January 11, 2017. The Note is convertible into common stock, at LG’s option, at a 50% discount to lowest bid price of the common stock during the 15 trading day period prior to conversion.

Common stock issuances:

In January 2016, the Company issued an aggregate of 338,208,600 shares of its common stock in settlement of $26,957 outstanding notes payable and accrued interest and 690,525,858 shares of its common stock in payment of $82,863 accrued officer compensation.

In February 2016, the Company issued an aggregate of 351,300,000 shares of its common stock in settlement of $23,630 outstanding notes payable.

In March 2016, the Company issued an aggregate of 389,246,600 shares of its common stock in settlement of $38,925 outstanding notes payable and accrued interest and 200,000,000 as payment of $20,000 towards settlement payable.

In April 2016, the Company issued 195,520,800 shares of its common stock in settlement of $19,552 of outstanding notes payable and 300,000,000 as payment of $30,000 towards settlement payable.

In May 2016, the Company issued 222,040,722 shares of its common stock in settlement of $39,967 of outstanding notes payable.

In July 2016, the Company issued 100,000,000 shares of its common stock as payment of $10,000 towards settlement payable.

In August 2016, the Company issued 100,000,000 shares of its common stock as payment of $10,000 towards settlement payable.

In September 2016, the Company issued 100,000,000 shares of its common stock as payment of $10,000 towards settlement payable.

In October 2016, the Company issued 200,000,000 shares of its common stock as payment of $20,000 towards settlement payable and 1,250,000,000 shares of its common stock in payment of $150,000 accrued officer compensation.

In November 2016, the Company issued an aggregate of 1,750,959,177 shares of its common stock in settlement of $315,134 outstanding notes payable and 111,111,111 shares of its common stock in payment of $20,000 accrued compensation.

In December 2016, the Company issued 300,000,000 shares of its common stock in settlement of $170,000 due to shareholders, 1,193,750,000 shares of its common stock in payment of $143,250 accrued officer compensation and 686,877,778 shares of its common stock in settlement of $131,759 outstanding notes payable.

In January 2017, the Company issued 125,000,000 shares of its common stock in payment of $30,000 accrued officer compensation.

