Form 10-Q
period 2016-03-31
SOLAR WIND ENERGY TOWER, INC.
filed 2017-05-12
CIK 95572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,300,175,237 shares of Common Stock ($0.0001 par value) as of May 12, 2017.

Solar Wind Energy Tower, Inc.

FORM 10-Q for the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$680	$11,219
Total current assets	680	11,219

Property and equipment, net	1,003	1,180

Other assets:
Deposits	204,209	204,209

Total assets	$205,892	$216,608

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$334,486	$354,918
Accrued liabilities and expenses	494,954	498,212
Advances from stockholders/officers	170,000	170,000
Settlement payable	80,000	90,000
Notes payable, net of unamortized debt discount of $29 and $407, respectively	348,241	347,863
Convertible notes payable, net of unamortized debt discount of $276,714 and $351,690, respectively	833,519	727,696
Convertible notes payable, related party	280,000	280,000
Derivative liabilities	1,288,439	3,492,119
Total current liabilities	3,829,639	5,960,808

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized
Series A Convertible Preferred stock, par value $0.0001 per share, 500,000 shares designated, 393,429 and issued and outstanding as of March 31, 2016 and December 31, 2015	39	39
Common stock, par value $0.0001 per share; 20,000,000,000 shares authorized; 5,497,534,816 and 3,628,253,758 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	549,753	362,825
Common stock to be issued	420,000	420,000
Additional paid in capital	12,664,562	12,601,800
Accumulated deficit	(17,240,767)	(19,111,294)
Stockholders' deficit attributable to Solar Wind Energy Tower, Inc.	(3,606,413)	(5,726,630)
Non controlling interest	(17,334)	(17,570)
Total stockholders' deficit	(3,623,747)	(5,744,200)

Total liabilities and stockholders' deficit	$205,892	$216,608

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2016	2015
OPERATING EXPENSES:
Research and development	$–	$54,851
Selling, general and administrative	149,837	275,030
Depreciation	177	177
Total operating expenses	150,014	330,058

Loss from operations	(150,014)	(330,058)

Other income (expense):
Interest expense	(687,045)	(546,282)
Gain (loss) on change in fair value of derivative liabilities	2,707,822	(71,158)

Income (loss) before provision for income taxes	1,870,763	(947,498)

Provision for income taxes (benefit)	–	–

Net Income (loss)	1,870,763	(947,498)

Non-controlling interest	(236)	501

NET INCOME (LOSS) ATTRIBUTABLE TO SOLAR WIND ENERGY TOWER, INC.	$1,870,527	$(946,997)

Net income (loss) per common share, basic	$0.00	$(0.00)

Net income (loss) per common share, diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding, basic	4,657,118,327	669,373,661

Weighted average number of common shares outstanding, diluted	20,181,518,842	669,373,661

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2016

	Series A Preferred stock		Common stock		Common to be Issued		Additional Paid In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2016	393,429	$39	3,628,253,758	$362,825	6,000,000	$420,000	$12,601,800	$(19,111,294)	$(17,570)	$(5,744,200)
Shares issued in settlement of debt	–	–	1,078,755,200	107,875	–	–	48,952	–	–	156,827
Shares issued in payment of settlement due	–	–	100,000,000	10,000	–	–	–	–	–	10,000
Shares issued in settlement of related party salaries	–	–	690,525,858	69,053	–	–	13,810	–	–	82,863
Net income (loss)	–	–	–	–	–	–	–	1,870,527	236	1,870,763
Balance, March 31, 2016 (unaudited)	393,429	$39	5,497,534,816	$549,753	6,000,000	$420,000	$12,664,562	$(17,240,767)	$(17,334)	$(3,623,747)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$1,870,763	$(947,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	177	177
Amortization of debt discounts	202,581	357,681
Amortization of financing costs	378	31,172
Non-cash interest	443,329	158,531
Stock based compensation	–	7,144
Change in fair value of derivative liabilities	(2,707,822)	71,158
Changes in operating assets and liabilities:
Settlement payable	–	(30,000)
Accounts payable and accrued expenses	79,055	32,476
Net cash used in operating activates	(111,539)	(319,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of option to acquire property	–	(23,438)
Net cash used in investing activities	–	(23,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	101,000	293,000
Net cash provided by financing activities	101,000	293,000

Net decrease in cash	(10,539)	(49,597)
Cash, beginning of period	11,219	88,764

Cash, end of period	$680	$39,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Common stock issued in settlement of related party accrued salaries	$82,863	$–
Common stock issued in settlement of debt	$166,827	$681,222

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2017.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses from operations of $150,014 and $330,058 for the three month periods ended March 31, 2016 and 2015, respectively, accumulated deficit of $17,240,767 and total current liabilities in excess of current assets of $3,828,959 as of March 31, 2016.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $-0- and $54,851 for the three months ended March 31, 2016 and 2015, respectively, in research and development costs. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

Net Income (loss) per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive for the three months ended March 31, 2015. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes, preferred stock and exercise of warrants. Fully diluted shares for the three months ended March 31, 2016 and 2015 were 20,181,518,842 and 1,169,543,239, respectively.

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

Stock-based compensation expense in connection with stock grants issued to consultants in exchange for services rendered for the three months ended March 31, 2016 and 2015 was $-0- and $7,144, respectively.

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

MARCH 31, 2016

(unaudited)

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

In addition, the Company has an aggregate of $4,259 in long term lease deposits.

NOTE 3 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015
Accrued payroll	$202,882	$227,015
Accrued stock purchase warrants	29,400	29,400
Accrued interest and other	262,672	241,797
Total	$494,954	$498,212

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

NOTE 5 – SETTLEMENT PAYABLE

On July 8, 2014, the Company paid $40,179 against a Typenex note in a scheduled monthly installment followed by a payment on August 11, 2014 of the balance due of $31,078 to pay the note in full. In as such, Typenex disputed the Company’s right to pay in cash, these final two installments were placed in escrow account through the Company’s counsel. In 2016, subsequent to these financial statements, the Company settled all outstanding claims with Typenex for $90,000. During the three months ended March 31, 2016, the Company issued 100,000,000 shares of its common stock in payment of $10,000 of the outstanding balance. As of March 31, 2016 and December 31, 2015, the remaining outstanding balance was $80,000 and $90,000, respectively.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

NOTE 6 – NOTES PAYABLE

Notes payable as of March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015
Promissory notes issued June 20, 2012	$268,270	$268,270
Note payable issued April 7, 2014, net of unamortized debt discount of $29 and $407, respectively	79,971	79,593
Total	348,241	347,863
Less current portion	348,241	347,863
Long term portion	$–	$–

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015
Convertible promissory notes, due December 31, 2015	$239,000	$239,000
Convertible promissory note, due October 14, 2015, net of unamortized debt discount of $-0-	–	27,164
Convertible promissory note, due January 5, 2016, net of unamortized debt discount of $323	–	23,177
Convertible promissory note, due March 16, 2016, net of unamortized debt discount of $-0- and $12,066, respectively	75,335	63,269
Convertible promissory note, due December 27, 2015, net of unamortized debt discount of $-0-, in default	56,010	78,210
Convertible promissory note, due May 15, 2016, net of unamortized debt discount of $7,089 and $21,267, respectively	50,411	36,233
Convertible promissory note, due May 30, 2016, net of unamortized debt discount of $9,452 and $23,630, respectively	48,048	33,870
Convertible promissory note, due March 1, 2016, net of unamortized debt discount of $-0- and $9,401, respectively, in default	43,000	33,599
Convertible promissory note, due July 1, 2016, net of unamortized debt discount of $14,611 and $28,750, respectively	42,889	28,750

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

	March 31, 2016	December 31, 2015
Convertible promissory note, due July 14, 2016, net of unamortized debt discount of $12,082 and $22,438, respectively	29,918	19,562
Convertible promissory note, due July 17, 2016, net of unamortized debt discount of $8,637 and $15,768, respectively	20,363	13,232
Convertible promissory note, due July 30, 2016, net of unamortized debt discount of $9,500 and $16,508, respectively	19,000	11,992
Convertible promissory note, due February 4, 2016, net of unamortized debt discount of $-0- and $4,562, respectively, in default	29,000	24,438
Convertible promissory note, due May 6, 2016, net of unamortized debt discount of $3,906 and $13,406, respectively	9,464	15,094
Convertible promissory note, due March 4, 2016, net of unamortized debt discount of $-0- and $10,198, respectively, in default	29,000	18,802
Convertible promissory note, due June 9, 2016, net of unamortized debt discount of $7,308 and $16,703, respectively	21,192	11,797
Convertible promissory note, due March 1, 2016, net of unamortized debt discount of $-0- and $9,148, respectively, in default	20,696	11,548
Convertible promissory note, due October 7, 2016, net of unamortized debt discount of $51,785 and $76,186	47,446	23,045
Convertible promissory note, due May 6, 2016, net of unamortized debt discount of $20,236	–	8,764
Convertible promissory note, due November 9, 2016, net of unamortized debt discount of $16,525 and $23,164, respectively	10,475	3,836
Convertible promissory note, due December 3, 2016, net of unamortized debt discount of $20,496 and $27,936, respectively	9,754	2,314
Convertible promissory note, due January 7, 2017, net of unamortized debt discount of $57,156	16,764	–
Convertible promissory note, due January 11, 2017, net of unamortized debt discount of $58,166	15,754
Total	833,519	727,696
Less current portion	(833,519)	(727,696)
Long term portion	$–	$–

2016 Notes:

JDF Capital, Inc.

On January 7, 2016, the Company entered into a Securities Purchase Agreement with JDF Capital, Inc ("JDF"), for the sale of an 8% convertible note in the principal amount of $73,920 (the "Note"). The financing closed on January 7, 2016. The total net proceeds the Company received from this Offering were $38,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on January 7, 2017. The Note is convertible into common stock, at JDF’s option, at a 50% discount to lowest bid price of the common stock during the 15 trading day period prior to conversion.

LG Capital Funding, LLC

On January 11, 2016, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG"), for the sale of an 8% convertible note in the principal amount of $73,920 (the "Note"). The financing closed on January 11, 2016. The total net proceeds the Company received from this Offering were $63,000.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

At the inception of the 2016 Notes, the Company determined the aggregate fair value of $497,659 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 295.31% to 295.84%, (3) weighted average risk-free interest rate of 0.63 % to 0.66%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.0002 per share.

The determined fair value of the debt derivatives of $553,093 was charged as a debt discount up to the net proceeds of the notes with the remainder of $443,329 charged to current period operations as non-cash interest expense.

At March 31, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $1,288,439. The Company recorded a gain from change in fair value of debt derivatives of $2,707,822 for the three months ended March 31, 2016. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 176.96%, (3) weighted average risk-free interest rate of 0.21% to 0.59%, (4) expected life of 0.25 to 0.78 years, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2016 and 2015 was $202,581 and $357,681, respectively; which was accounted for as interest expense. Also, the Company has accrued interest expense of $171,860 as of March 31, 2016.

During the three months ended March 31, 2016, the Company issued an aggregate of 1,078,755,200 shares of its common stock in settlement of the convertible note payable and related interest.

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

MARCH 31, 2016

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

As of March 31, 2016, the value of the debt derivatives was $-0-.

At March 31, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $-0-. The Company did not record a change in fair value of debt derivatives for the three months ended March 31, 2016. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 176.96%, (3) weighted average risk-free interest rate of 0.21%, (4) expected life of 0.25 years, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of March 31, 2016 and December 31, 2015, the Company has 393,429 shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 20,000,000,000 shares of common stock, with a par value of $0.0001 per share as of March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, the Company has 5,497,534,816 and 3,628,253,758, respectively, shares of common stock issued and outstanding.

During the three months ended March 31, 2016, the Company issued an aggregate of 690,525,858 of its common stock in settlement of $82,863 of accrued officer salaries.

During the three months ended March 31, 2016, the Company issued an aggregate of 1,078,755,200 shares of its common stock in settlement of the convertible note payable and related interest of $156,827.

During the three months ended March 31, 2016, the Company issued 100,000,000 shares of its common stock in payment of $10,000 of the outstanding balance of settlement payable.

NOTE 11 – WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at March 31, 2016:

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.00860	11,627,908	0.01	0.00860	11,627,908	$0.00860
0.02000	5,000,000	0.97	0.02000	5,000,000	0.02000
0.10000	2,187,101	2.15	0.10000	2,187,101	0.10000
	18,815,009	0.51		18,815,009	$0.02222

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	20,735,009	$0.02482
Granted	–	–
Canceled	–	–
Expired	(1,920,000)	0.05
Outstanding at March 31, 2016	18,815,009	$0.02222

NOTE 12 – NON CONTROLLING INTEREST

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

A reconciliation of the non-controlling income (loss) attributable to the Company:

Net loss attributable to non-controlling interest for the three months ended March 31, 2016:

Net income	$4,422
Average Non-controlling interest percentage	5.333%
Net loss attributable to the non-controlling interest	$236

Net loss attributable to non-controlling interest for the three months ended March 31, 2015:

Net loss	$(37,587)
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$(501)

The following table summarizes the changes in non-controlling interest from December 31, 2015 to March 31, 2016:

Balance, December 31, 2015	$(17,570)
Net income attributable to the non-controlling interest	236
Balance, March 31, 2016	$(17,334)

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$1,288,439	$1,288,439
Total	$–	$–	$1,288,439	$1,288,439

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended March 31, 2016:

Derivative Liabilities
Balance, December 31, 2015	3,492,119

Transfers in (out) at mark-market value on date of payoff or conversion	(48,951)

Transfers in upon initial fair value of derivative liabilities	553,093

Gain from change in fair value of derivative liabilities	(2,707,822)

Balance, March 31, 2016	$1,288,439

Total gain for the three months included in earnings relating to the liabilities held at March 31, 2016	$2,707,439

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes.

NOTE 14 – SUBSEQUENT EVENTS

Common stock issuances:

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

In January 2017, the Company, on behalf of Arizona Green Power LLC, authorized a private placement offering consisting of the sale of 5.5% interest in Arizona Green Power LLC for $137,500 including 1,375,000,000 shares of the Company’s common stock. Eleven existing shareholders participated in the private placement. The Company also issued, as part of the private placement, warrants to purchase 825,000,000 shares of the Company’s common stock at $0.0001, the market price at the time of issuance.

In January 2017, the Company’s Chief Executive Officer exchanged salary accrual of $25,000 for a 1% ownership interest in Arizona Green Power LLC. In addition, was elected as the Managing Member of Arizona Green Power LLC.

In March 2017, the Company issued an aggregate of 119,047,500 shares of its common stock in payment of $50,000 accrued officer salaries.

In April 2017, the Company issued 148,333,333 shares of its common stock in payment of accrued employee compensation.

In April 2017, the Company issued 825,000,000 shares of its common stock in exchange for the exercise of 825,000,000 warrants at an exercise price of $0.0001 per shares, aggregate of $82,500 proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended March 31, 2016, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2015 filed on March 2, 2017.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended March 31, 2016.

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

Accounting for Derivatives

In 2015 and 2016, we issued convertible notes payable that contained certain conversion features which we identified as embedded derivatives. In addition, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of convertible notes after consideration of all existing instruments that could be settled in shares. Therefore, in accordance with ASC 815-40, we reclassified the fair value of the conversion feature from equity to a liability at the date of issuance. Subsequent to the initial issuance date, we are required to adjust to fair value the derivative as an adjustment to current period operations.

New Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 as compared to three months ended March 31, 2015.

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended March 31, 2016, research and development costs were $-0- compared to $54,851 for the same period last year. The Company’s expenditures for research and development are dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended March 31, 2016, selling, general and administrative expenses were $149,837 as compared to $275,030 for the same period last year, a 46% decrease. The primary decrease is due to reduction in expenditures incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the three months ended March 31, 2016 was $177 as compared to $177 for the same period last year.

Other income (expense)

Interest expense

Interest expense for the three months ended March 31, 2016 was $687,045 compared to $546,282 for the same period last year. In the current period, we incurred $202,581 non-cash debt discount and OID amortization and $443,329 in non-cash interest expense on issued convertible debt as compared to $357,681 and $158,531, respectively for the same period last year.

Gain (loss) on change in fair value of derivative liabilities

During 2015 and 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain (loss) of $2,707,822 and $(71,158) on change in fair value of derivative liabilities for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit decreased by $2,120,630 during the three months ended March 31, 2016 from a working capital deficit (current liabilities in excess of current assets) of $5,949,589 at December 31, 2015 to a working capital deficit of $3,828,959 at March 31, 2016. The decrease in working capital deficit for the three months ended March 31, 2016 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease in working capital by $10,539 for the three months ended March 31, 2016. The most significant uses and proceeds of cash were:

●	Approximately $112,000 of cash consumed in operating activities;

●	Proceeds of $101,000 from issuance of convertible notes payable;

●	A reduction in our carrying value of our derivative liabilities of $2,203,680 (a non-cash item)

Total current assets of $680 and $11,219 as of March 31, 2016 and December 31, 2015, respectively, cash representing 100% as of March 31, 2016 and December 31, 2015.

Proceeds from the issuance of convertible promissory notes

During the three months ended March 31, 2016, the Company received proceeds of $101,000 from the issuance of Convertible Promissory Notes.

Cash flow analysis

Cash used in operations was $111,539 during the three month period ended March 31, 2016. During the three month period ended March 31, 2016, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

During the three months ended March 31, 2015, we did not have any investing activities.

Cash provided by financing activities was comprised of net proceeds of $101,000 from the issuance of Convertible Promissory Notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $150,014 for the three month period ended March 31, 2016, accumulated deficit of $17,240,767 and total current liabilities in excess of current assets of $3,828,959 as of March 31, 2016.

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

Number of Employees

As of March 31, 2016, the Company had2 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Material Risk.

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

As of March 31, 2016, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Since inception through March 31, 2016, the Company has incurred cumulative losses of $16,851,848 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan. Additional capital may be required in order to provide working capital requirements for the next twelve months.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 2, 2017, our independent auditors stated that our financial statements for the year ended December 31, 2015 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our net losses and deficits in cash flows. We continue to experience net operating losses since the Company is still in a development stage. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals. If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern and our stockholders may lose their entire investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of December 29, 2010, by and among Superior Silver Mines, Inc., Superior Silver Mines Acquisition Corp., and Clean Wind Energy, Inc. (1)

2.2	Plan of Domestication of Superior Silver Mines, Inc., dated December 21, 2010 (1)

2.3	Nevada Articles of Domestication of Superior Silver Mines, Inc., dated December 27, 2010 (1)

2.4	Idaho Statement of Domestication of Superior Silver Mines, Inc., dated December 22, 2010 (1)

2.5	Articles of Merger by and between Clean Wind Energy Tower, Inc. and Superior Silver Mines, Inc. (2)

3.1	Articles of Incorporation of Clean Wind Energy Tower, Inc. (1)

3.2	Amended Bylaws of Clean Wind Energy Tower, Inc. (3)

4.1	Form of Common Stock Certificate (4)

10.1	Letter Agreement between Clean Wind Energy, Inc. and Source Capital Group, Inc., dated November 22, 2010 (1)

10.2	Deed of Lease, dated December 1, 2010, by and between CKP One, LLC and Clean Wind Energy, Inc. (1)

10.3	Lease Agreement, dated October 20, 2010, and effective November 1, 2010, by and between Office Suites PLUS at Annapolis and Clean Wind Energy, Inc. (1)

10.4	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ronald Pickett, and Amendment dated November 22, 2010 (1)

10.5	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Stephen Sadle, and Amendment dated November 22, 2010 (1)

10.6	Director and Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Robert Crabb, and Amendment dated November 22, 2010 (1)

10.7	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and John W. Hanback, and Amendment dated November 22, 2010 (1)

10.8	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Itzhak Tepper, PE, and Amendment dated November 22, 2010 (1)

10.9	Executive Employment Agreement, dated September 22, 2010, by and between Clean Wind Energy, Inc. and Ownkar Persaud, and Amendment dated November 22, 2010 (1)

10.10	Form of Director and Officer Indemnification Agreement (4)

10.11	Exchange of related party notes and warrants for Series A Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2015).

10.12	Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 2, 2015).

14.1	Code of Business Conduct and Ethics (5)

21.1	Subsidiaries of the Registrant (4)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett (President/Chief Executive Officer)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett (Chief Financial Officer)

32.1	Certification of Ronald W. Pickett (President/Chief Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Ronald W. Pickett (Chief Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2010 and incorporated herein by reference.

(2)	Filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.

(3)	Filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2010 and incorporated herein by reference.

(4)	Filed with the registrant’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 12, 2011 and incorporated herein by reference.

(5)	Filed with the registrant’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 2, 2012 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Wind Energy Tower, Inc.
Registrant

Date: May 12, 2017	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive
Officer (Principal Executive Officer) and Principal
Accounting and Financial Officer

