Form 10-Q
period 2016-06-30
SOLAR WIND ENERGY TOWER, INC.
filed 2017-05-22
CIK 95572

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,300,175,237 shares of Common Stock ($0.0001 par value) as of May 22, 2017.

Solar Wind Energy Tower, Inc.

FORM 10-Q for the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$436	$11,219
Total current assets	436	11,219

Property and equipment, net	826	1,180

Other assets:
Deposits	204,209	204,209

Total assets	$205,471	$216,608

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$349,792	$354,918
Accrued liabilities and expenses	614,986	498,212
Advances from stockholders/officers	178,000	170,000
Settlement payable	50,000	90,000
Notes payable, net of unamortized debt discount of $0 and $407, respectively	348,270	347,863
Convertible notes payable, net of unamortized debt discount of $134,230 and $351,690, respectively	931,002	727,696
Convertible notes payable, related party	280,000	280,000
Derivative liabilities	1,245,037	3,492,119
Total current liabilities	3,997,087	5,960,808

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized
Series A Convertible Preferred stock, par value $0.0001 per share, 500,000 shares designated, 393,429 and issued and outstanding as of June 30, 2016 and December 31, 2015	39	39
Common stock, par value $0.0001 per share; 20,000,000,000 shares authorized; 6,215,096,338 and 3,628,253,758 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	621,510	362,825
Common stock to be issued	420,000	420,000
Additional paid in capital	12,686,499	12,601,800
Accumulated deficit	(17,501,650)	(19,111,294)
Stockholders' deficit attributable to Solar Wind Energy Tower, Inc.	(3,773,602)	(5,726,630)
Non-controlling interest	(18,014)	(17,570)
Total stockholders' deficit	(3,791,616)	(5,744,200)

Total liabilities and stockholders' deficit	$205,471	$216,608

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
OPERATING EXPENSES:
Research and development	$–	$26,062	$–	$80,913
Selling, general and administrative	124,801	232,542	274,638	507,572
Depreciation	177	177	354	354
Total operating expenses	124,978	258,781	274,992	588,839

Loss from operations	(124,978)	(258,781)	(274,992)	(588,839)

Other income (expense):
Interest expense	(175,812)	(684,724)	(862,857)	(1,231,006)
Loss on settlement of debt	(21,938)	–	(21,938)	–
Gain on change in fair value of derivative liabilities	61,165	680,950	2,768,987	609,792

Income (loss) before provision for income taxes	(261,563)	(262,555)	1,609,200	(1,210,053)

Provision for income taxes (benefit)	–	–	–	–

Net (loss) Income	(261,563)	(262,555)	1,609,200	(1,210,053)

Non-controlling interest	680	543	444	1,044

NET (LOSS) INCOME ATTRIBUTABLE TO SOLAR WIND ENERGY TOWER, INC.	$(260,883)	$(262,012)	$1,609,644	$(1,209,009)

Net (loss) income per common share, basic	$(0.00)	$(0.00)	$0.00	$(0.00)

Net (loss) income per common share, diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding, basic	6,016,956,512	870,620,274	5,337,037,419	770,552,897

Weighted average number of common shares outstanding, diluted	6,016,956,512	870,620,274	20,600,817,244	770,552,897

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2016

							Additional
	Series A Preferred stock		Common stock		Common to be Issued		Paid In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2016	393,429	$39	3,628,253,758	$362,825	6,000,000	$420,000	$12,601,800	$(19,111,294)	$(17,570)	$(5,744,200)
Shares issued in settlement of debt	–	–	1,496,316,722	149,632	–	–	48,951	–	–	198,583
Shares issued in payment of settlement due	–	–	400,000,000	40,000	–	–	–	–	–	40,000
Shares issued in settlement of related party salaries	–	–	690,525,858	69,053	–	–	13,810	–	–	82,863
Loss on settlement of debt	–	–	–	–	–	–	21,938	–	–	21,938
Net income (loss)	–	–	–	–	–	–	–	1,609,644	(444)	1,609,200
Balance, June 30, 2016 (unaudited)	393,429	$39	6,215,096,338	$621,510	6,000,000	$420,000	$12,686,499	$(17,501,650)	$(18,014)	$(3,791,616)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$1,609,200	$(1,210,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	354	354
Amortization of debt discounts	345,064	688,645
Amortization of financing costs	407	162,907
Loss on settlement of debt	21,937	–
Non-cash interest	443,329	334,730
Stock based compensation	–	7,144
Change in fair value of derivative liabilities	(2,768,987)	(609,792)
Changes in operating assets and liabilities:
Advances from related party	8,000	–
Settlement payable	–	(30,000)
Accounts payable and accrued expenses	228,913	123,632
Net cash used in operating activates	(111,783)	(532,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of option to acquire property	–	(48,438)
Net cash used in investing activities	–	(48,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	101,000	513,000
Net cash provided by financing activities	101,000	513,000

Net decrease in cash	(10,783)	(67,871)
Cash, beginning of period	11,219	88,764

Cash, end of period	$436	$20,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$–	$–
Income taxes paid	$–	$–

Non cash investing and financing activities:
Common stock issued in settlement of related party accrued salaries	$82,863	$–
Common stock issued in settlement of debt	$238,583	$1,268,808
Series A preferred stock issued in settlement of related party notes payable and accrued interest	$–	$393,426

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2017.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses from operations of $274,992 and $588,839 for the six month periods ended June 30, 2016 and 2015, respectively, accumulated deficit of $17,501,650 and total current liabilities in excess of current assets of $3,996,651 as of June 30, 2016.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $-0- for the three and six months ended June 30, 2016 and $26,062 and $80,913 for the three and six months ended June 30, 2015, respectively, in research and development costs. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

Net Income (loss) per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive for the three months ended June 30, 2016 and the three and six months ended June 30, 2015. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes, preferred stock and exercise of warrants. Fully diluted shares for the three and six months ended June 30, 2016 were 21,280,736,337 and 20,600,817,244, respectively, and 1,882,870,363 and 1,782,802,986 for the three and six months ended June 30, 2015, respectively.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

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

Stock-based compensation expense in connection with stock grants issued to consultants in exchange for services rendered for the three and six months ended June 30, 2016 and 2015 was $-0- and $7,144, respectively.

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

NOTE 3 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016	December 31, 2015
Accrued payroll	$304,132	$27,015
Accrued stock purchase warrants	29,400	29,400
Accrued interest and other	281,454	241,797
Total	$614,986	$498,212

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

In addition, during the six months ended June 30, 2016, an officer and major shareholder advanced $8,000 for working capital purposes. The advance is interest free and payable on demand.

NOTE 5 – SETTLEMENT PAYABLE

On July 8, 2014, the Company paid $40,179 against a Typenex note in a scheduled monthly installment followed by a payment on August 11, 2014 of the balance due of $31,078 to pay the note in full. In as such, Typenex disputed the Company’s right to pay in cash, these final two installments were placed in escrow account through the Company’s counsel. In 2016, subsequent to these financial statements, the Company settled all outstanding claims with Typenex for $90,000. During the six months ended June 30, 2016, the Company issued 400,000,000 shares of its common stock in payment of $40,000 of the outstanding balance. As of June 30, 2016 and December 31, 2015, the remaining outstanding balance was $50,000 and $90,000, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable as of June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016	December 31, 2015
Promissory notes issued June 20, 2012	$268,270	$268,270
Note payable issued April 7, 2014, net of unamortized debt discount of $-0- and $407, respectively	80,000	79,593
Total	348,270	347,863
Less current portion	348,270	347,863
Long term portion	$–	$–

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

On April 7, 2014, Arizona Green Power, LLC, a majority owned subsidiary of the Company, issued a note payable for $80,000 with interest at 10% per annum, due at maturity of April 6, 2016. In connection with the issuance of the note, the Company granted i) a 1.33% ownership interest in Arizona Green Power, LLC and ii) a warrant to purchase 1,920,000 shares of the Company’s common stock exercisable at $0.05 per share expiring on March 7, 2016. The warrants were valued using the Black Sholes option pricing method with the following assumptions: dividend yield $-0-, volatility of 158.38% and risk free rate of 0.41%. The determined fair value of the warrant of $3,070 is amortized as financing costs of the term of the related note (2 years). This note currently is in default.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016	December 31, 2015
Convertible promissory notes, due December 31, 2015	$209,000	$239,000
Convertible promissory note, due October 14, 2015, net of unamortized debt discount of $-0-	–	27,164
Convertible promissory note, due January 5, 2016, net of unamortized debt discount of $323	–	23,177
Convertible promissory note, due March 16, 2016, net of unamortized debt discount of $-0- and $12,066, respectively	75,335	63,269
Convertible promissory note, due December 27, 2015, net of unamortized debt discount of $-0-, in default	41,010	78,210
Convertible promissory note, due May 15, 2016, net of unamortized debt discount of $-0- and $21,267, respectively	57,500	36,233
Convertible promissory note, due May 30, 2016, net of unamortized debt discount of $-0- and $23,630, respectively	57,500	33,870
Convertible promissory note, due March 1, 2016, net of unamortized debt discount of $-0- and $9,401, respectively, in default	43,000	33,599
Convertible promissory note, due July 1, 2016, net of unamortized debt discount of $314 and $28,750, respectively	57,186	28,750

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

	June 30, 2016	December 31, 2015
Convertible promissory note, due July 14, 2016, net of unamortized debt discount of $1,611 and $22,438, respectively	40,389	19,562
Convertible promissory note, due July 17, 2016, net of unamortized debt discount of $1,426 and $15,768, respectively	27,574	13,232
Convertible promissory note, due July 30, 2016, net of unamortized debt discount of $2,414 and $16,508, respectively	26,086	11,992
Convertible promissory note, due February 4, 2016, net of unamortized debt discount of $-0- and $4,562, respectively, in default	29,000	24,438
Convertible promissory note, due May 6, 2016, net of unamortized debt discount of $-0- and $13,406, respectively	13,370	15,094
Convertible promissory note, due March 4, 2016, net of unamortized debt discount of $-0- and $10,198, respectively, in default	29,000	18,802
Convertible promissory note, due June 9, 2016, net of unamortized debt discount of $-0- and $16,703, respectively	28,500	11,797
Convertible promissory note, due March 1, 2016, net of unamortized debt discount of $-0- and $9,148, respectively, in default	20,696	11,548
Convertible promissory note, due October 7, 2016, net of unamortized debt discount of $27,112 and $76,186	72,119	23,045
Convertible promissory note, due May 6, 2016, net of unamortized debt discount of $20,236	–	8,764
Convertible promissory note, due November 9, 2016, net of unamortized debt discount of $9,811 and $23,164, respectively	17,189	3,836
Convertible promissory note, due December 3, 2016, net of unamortized debt discount of $12,976 and $27,936, respectively	17,274	2,314
Convertible promissory note, due January 7, 2017, net of unamortized debt discount of $38,778	35,142	–
Convertible promissory note, due January 11, 2017, net of unamortized debt discount of $39,788	34,132	–
Total	931,002	727,696
Less current portion	(931,002)	(727,696
Long term portion	$–	$–

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

JUNE 30, 2016

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

At the inception of the 2016 Notes, the Company determined the aggregate fair value of $553,093 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 180.14% to 180.45%, (3) weighted average risk-free interest rate of 0.63 % to 0.66%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.0002 per share.

The determined fair value of the debt derivatives of $553,093 was charged as a debt discount up to the net proceeds of the notes with the remainder of $443,329 charged to current period operations as non-cash interest expense.

At June 30, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $1,245,037. The Company recorded a gain from change in fair value of debt derivatives of $61,165 and $2,768,987 for the three and six months ended June 30, 2016. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 179.04%, (3) weighted average risk-free interest rate of 0.26% to 0.36%, (4) expected life of 0.25 to 0.53 years, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

The charge of the amortization of debt discounts and costs for the three and six months ended June 30, 2016 was $142,483 and $345,064, respectively, and $324,943 and $688,645 for the three and six months ended June 30, 2015, respectively; which was accounted for as interest expense. Also, the Company has accrued interest expense of $183,063 as of June 30, 2016.

During the six months ended June 30, 2016, the Company issued an aggregate of 1,496,316,722 shares of its common stock in settlement of the convertible note payable and related interest. In connection with certain settlements, the Company incurred a $21,938 loss on settlement of debt.

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

JUNE 30, 2016

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

At June 30, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $-0-. The Company did not record a change in fair value of debt derivatives for the six months ended June 30, 2016. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 179.04%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 0.25 years, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of June 30, 2016 and December 31, 2015, the Company has 393,429 shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 20,000,000,000 shares of common stock, with a par value of $0.0001 per share as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, the Company has 6,215,096,338 and 3,628,253,758, respectively, shares of common stock issued and outstanding.

During the six months ended June 30, 2016, the Company issued an aggregate of 690,525,858 of its common stock in settlement of $82,863 of accrued officer salaries.

During the six months ended June 30, 2016, the Company issued an aggregate of 1,496,316,722 shares of its common stock in settlement of the convertible note payable and related interest of $167,395.

During the six months ended June 30, 2016, the Company issued 400,000,000 shares of its common stock in payment of $40,000 of the outstanding balance of settlement payable.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

NOTE 11 – WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at June 30, 2016:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
0.02000	5,000,000	0.72	0.02000	5,000,000	0.02000
0.10000	2,187,101	1.90	0.10000	2,187,101	0.10000
	7,187,101	1.08		7,187,101	$0.04434

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	20,735,009	0.02482
Granted	–	–
Canceled	–	–
Expired	(13,547,908)	0.016
Outstanding at June 30, 2016	7,187,101	$0.04434

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

A reconciliation of the non-controlling income (loss) attributable to the Company:

Net loss attributable to non-controlling interest for the three months ended June 30, 2016:

Net loss	$12,752
Average Non-controlling interest percentage	5.333%
Net loss attributable to the non-controlling interest	$680

Net loss attributable to non-controlling interest for the six months ended June 30, 2016:

Net loss	$8,330
Average Non-controlling interest percentage	5.333%
Net loss attributable to the non-controlling interest	$444

Net loss attributable to non-controlling interest for the three months ended June 30, 2015:

Net loss	$40,726
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$543

Net loss attributable to non-controlling interest for the six months ended June 30, 2015:

Net loss	$78,313
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$1,044

The following table summarizes the changes in non-controlling interest from December 31, 2015 to June 30, 2016:

Balance, December 31, 2015	$(17,570)
Net income attributable to the non-controlling interest	(444)
Balance, June 30, 2016	$(18,014)

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$1,245,037	$1,245,037
Total	$–	$–	$1,245,037	$1,245,037

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended June 30, 2016:

Derivative Liabilities
Balance, December 31, 2015	3,492,119

Transfers in (out) at mark-market value on date of payoff or conversion	(31,188)

Transfers in upon initial fair value of derivative liabilities	553,093

Gain from change in fair value of derivative liabilities	(2,768,987)

Balance, June 30, 2016	$1,245,037

Total gain for the six months included in earnings relating to the liabilities held at June 30, 2016	$2,768,987

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

JUNE 30, 2016

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

In January 2017, the Company’s Chief Executive Officer exchanged a previous salary accrual of $25,000 for a 1% ownership interest in Arizona Green Power LLC. In addition, was elected as the Managing Member of Arizona Green Power LLC.

In March 2017, the Company issued an aggregate of 119,047,500 shares of its common stock in payment of $50,000 accrued officer salaries.

In April 2017, the Company issued 148,333,333 shares of its common stock in payment of accrued employee compensation.

In April 2017, the Company issued 825,000,000 shares of its common stock in exchange for the exercise of 825,000,000 warrants at an exercise price of $0.0001 per shares, aggregate of $82,500 proceeds

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended June 30, 2016, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2015 filed on March 2, 2017.

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

Forward Looking Statements

This report may contain “forward-looking statements,” which represent the Company’s expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company’s results, operations, performance, financial condition, plans, growth and strategies, which include, without limitation, statements preceded or followed by or that include the words “may,” “will,” “expect,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology. Any statements contained in this report or the information incorporated by references that are not statements of historical fact may be deemed to be forward-looking statements.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended June 30, 2016.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2016 as compared to three months ended June 30, 2015.

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended June 30, 2016, research and development costs were $-0- compared to $26,062 for the same period last year. The Company’s expenditures for research and development are dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended June 30, 2016, selling, general and administrative expenses were $124,801 as compared to $232,542 for the same period last year, a 51% decrease. The primary decrease is due to reduction in expenditures incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the three months ended June 30, 2016 was $177 as compared to $177 for the same period last year.

Other income (expense)

Interest expense

Interest expense for the three months ended June 30, 2016 was $175,812 compared to $684,724 for the same period last year. In the current period, we incurred $142,483 non-cash debt discount and OID amortization and $-0- in non-cash interest expense on issued convertible debt as compared to $330,964 and $176,199, respectively for the same period last year.

Loss on settlement of debt

In connection with the settlement of certain convertible notes, we incurred a loss on settlement of $21,938 for the three months ended June 30, 2016 as compared to $-0- for the same period last year.

Gain (loss) on change in fair value of derivative liabilities

During 2015 and 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $61,165 and $680,950 on change in fair value of derivative liabilities for the three months ended June 30, 2016 and 2015, respectively.

Six months ended June 30, 2016 as compared to six months ended June 30, 2015.

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the six months ended June 30, 2016, research and development costs were $-0- compared to $80,913 for the same period last year. The Company’s expenditures for research and development are dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the six months ended June 30, 2016, selling, general and administrative expenses were $274,638 as compared to $507,572 for the same period last year, a 46% decrease. The primary decrease is due to reduction in expenditures incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the six months ended June 30, 2016 was $354 as compared to $354 for the same period last year.

Other income (expense)

Interest expense

Interest expense for the six months ended June 30, 2016 was $862,857 compared to $1,231,006 for the same period last year. In the current period, we incurred $345,064 non-cash debt discount and OID amortization and $443,329 in non-cash interest expense on issued convertible debt as compared to $688,645 and $334,730, respectively for the same period last year.

Loss on settlement of debt

In connection with the settlement of certain convertible notes, we incurred a loss on settlement of $21,938 for the six months ended June 30, 2016 as compared to $-0- for the same period last year.

Gain (loss) on change in fair value of derivative liabilities

During 2015 and 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $2,768,987 and $609,792 on change in fair value of derivative liabilities for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit decreased by $1,952,938 during the six months ended June 30, 2016 from a working capital deficit (current liabilities in excess of current assets) of $5,949,589 at December 31, 2015 to a working capital deficit of $3,996,651 at June 30, 2016. The decrease in working capital deficit for the six months ended June 30, 2016 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease in working capital by $10,783 for the six months ended June 30, 2016. The most significant uses and proceeds of cash were:

●	Approximately $112,000 of cash consumed in operating activities;

●	Proceeds of $101,000 from issuance of convertible notes payable;

●	A reduction in our carrying value of our derivative liabilities of $2,247,082 (a non-cash item)

Total current assets of $436 and $11,219 as of June 30, 2016 and December 31, 2015, respectively, cash representing 100% as of June 30, 2016 and December 31, 2015.

Proceeds from the issuance of convertible promissory notes

During the six months ended June 30, 2016, the Company received proceeds of $101,000 from the issuance of Convertible Promissory Notes.

Cash flow analysis

Cash used in operations was $111,783 during the six month period ended June 30, 2016. During the six month period ended June 30, 2016, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

During the six months ended June 30, 2016, we did not have any investing activities.

Cash provided by financing activities was comprised of net proceeds of $101,000 from the issuance of Convertible Promissory Notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $274,992 for the six month period ended June 30, 2016, accumulated deficit of $17,501,650 and total current liabilities in excess of current assets of $3,996,651 as of June 30, 2016.

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

Number of Employees

As of June 30, 2016, the Company had 2 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Material Risk.

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

As of June 30, 2016, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Since inception through June 30, 2016, the Company has incurred cumulative losses of $17,100,168 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan. Additional capital may be required in order to provide working capital requirements for the next twelve months.

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

Solar Wind Energy Tower, Inc.
Registrant

Date: May 22, 2017	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive
Officer (Principal Executive Officer) and Principal
Accounting and Financial Officer

