Form 10-Q
period 2016-09-30
SOLAR WIND ENERGY TOWER, INC.
filed 2017-06-14
CIK 95572

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,300,175,237 shares of Common Stock ($0.0001 par value) as of June 14, 2017.

Solar Wind Energy Tower, Inc.

FORM 10-Q for the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$279	$11,219
Total current assets	279	11,219

Property and equipment, net	649	1,180

Other assets:
Deposits	204,209	204,209

Total assets	$205,137	$216,608

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$351,885	$354,918
Accrued liabilities and expenses	746,930	498,212
Advances from stockholders/officers	178,000	170,000
Settlement payable	20,000	90,000
Notes payable, net of unamortized debt discount of $0 and $407, respectively	348,270	347,863
Convertible notes payable, net of unamortized debt discount of $51,969 and $351,690, respectively	1,013,263	727,696
Convertible notes payable, related party	280,000	280,000
Derivative liabilities	1,254,111	3,492,119
Total current liabilities	4,192,459	5,960,808

Stockholders' deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized
Series A Convertible Preferred stock, par value $0.0001 per share, 500,000 shares designated, 393,429 shares issued and outstanding as of September 30, 2016 and December 31, 2015	39	39
Common stock, par value $0.0001 per share; 20,000,000,000 shares authorized; 6,515,096,338 and 3,628,253,758 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	651,510	362,825
Common stock to be issued	420,000	420,000
Additional paid in capital	12,686,499	12,601,800
Accumulated deficit	(17,727,174)	(19,111,294)
Stockholders' deficit attributable to Solar Wind Energy Tower, Inc.	(3,969,126)	(5,726,630)
Non controlling interest	(18,196)	(17,570)
Total stockholders' deficit	(3,987,322)	(5,744,200)

Total liabilities and stockholders' deficit	$205,137	$216,608

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
OPERATING EXPENSES:
Research and development	$–	$31,533	$–	$112,446
Selling, general and administrative	104,943	213,755	379,581	721,327
Depreciation	177	177	531	531
Total operating expenses	105,120	245,465	380,112	834,304

Loss from operations	(105,120)	(245,465)	(380,112)	(834,304)

Other income (expense):
Interest expense	(111,513)	(470,626)	(974,370)	(1,701,632)
Loss on settlement of debt	–	–	(21,938)	–
(Loss) gain on change in fair value of derivative liabilities	(9,073)	(634,773)	2,759,914	(24,981)

(Loss) income before provision for income taxes	(225,706)	(1,350,864)	1,383,494	(2,560,917)

Provision for income taxes (benefit)	–	–	–	–

Net (loss) Income	(225,706)	(1,350,864)	1,383,494	(2,560,917)

Non-controlling interest	182	857	626	1,901

NET (LOSS) INCOME ATTRIBUTABLE TO SOLAR WIND ENERGY TOWER, INC.	$(225,524)	$(1,350,007)	$1,384,120	$(2,559,016)

Net (loss) income per common share, basic	$(0.00)	$(0.00)	$0.00	$(0.00)

Net (loss) income per common share, diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding, basic	6,360,748,512	1,293,495,395	5,680,765,231	945,641,107

Weighted average number of common shares outstanding, diluted	6,360,748,512	1,293,495,395	20,944,545,057	945,641,107

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2016

							Additional		Non
	Series A Preferred stock		Common stock		Common to be Issued		Paid In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2016	393,429	$39	3,628,253,758	$362,825	6,000,000	$420,000	$12,601,800	$(19,111,294)	$(17,570)	$(5,744,200)
Shares issued in settlement of debt	–	–	1,496,316,722	149,632	–	–	48,951	–	–	198,583
Shares issued in payment of settlement due	–	–	700,000,000	70,000	–	–	–	–	–	70,000
Shares issued in settlement of related party salaries	–	–	690,525,858	69,053	–	–	13,810	–	–	82,863
Loss on settlement of debt	–	–	–	–	–	–	21,938	–	–	21,938
Net income (loss)	–	–	–	–	–	–	–	1,384,120	(626)	1,383,494
Balance, September 30, 2016 (unaudited)	393,429	$39	6,515,096,338	$651,510	6,000,000	$420,000	$12,686,499	$(17,727,174)	$(18,196)	$(3,987,322)

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,383,494	$(2,560,917)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	531	531
Amortization of debt discounts	427,325	1,026,413
Amortization of financing costs	407	163,290
Loss on settlement of debt	21,938	–
Non-cash interest	443,329	435,321
Stock based compensation	–	9,433
Change in fair value of derivative liabilities	(2,759,914)	24,981
Changes in operating assets and liabilities:
Advances from related party	8,000	–
Settlement payable	–	(30,000)
Accounts payable and accrued expenses	362,950	170,684
Net cash used in operating activates	(111,940)	(760,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of option to acquire property	–	(74,950)
Net cash used in investing activities	–	(74,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	101,000	759,000
Net cash provided by financing activities	101,000	759,000

Net decrease in cash	(10,940)	(76,214)
Cash, beginning of period	11,219	88,764

Cash, end of period	$279	$12,550

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Common stock issued in settlement of related party accrued salaries	$82,863	$20,000
Common stock issued in settlement of debt	$268,583	$1,894,544
Series A preferred stock issued in settlement of related party notes payable and accrued interest	$–	$393,426

See the accompanying notes to the unaudited condensed consolidated financial statements

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2017.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses from operations of $380,112 and $834,304 for the nine month periods ended September 30, 2016 and 2015, respectively, accumulated deficit of $17,727,174 and total current liabilities in excess of current assets of $4,192,180 as of September 30, 2016.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $-0- for the three and nine months ended September 30, 2016 and $31,533 and $112,446 for the three and nine months ended September 30, 2015, respectively, in research and development costs. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

Net Income (loss) per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive for the three months ended September 30, 2016 and the three and nine months ended September 30, 2015. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes, preferred stock and exercise of warrants. Fully diluted shares for the three and nine months ended September 30, 2016 were 21,624,528,337 and 20,944,545,057, respectively, and 8,928,327,806 and 8,580,473,518 for the three and nine months ended September 30, 2015, respectively. For the nine months ended September 30, 2016, certain common stock equivalents were excluded from the fully diluted weighted average shares outstanding in calculating the fully diluted earnings per share in the statement of operations due to anti-dilutive effects.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Stock-based compensation expense in connection with stock grants issued to consultants in exchange for services rendered for the three and nine months ended September 30, 2016 was $-0-. For the three and nine months ended September 30, 2015, stock based compensation was $-0- and $7,144, respectively.

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

NOTE 2 – DEPOSITS

Long-term deposits are comprised of aggregate of $204,209 of which $200,000 are deposits to acquire approximately 640 acres of land in Yuma County, Arizona at $46,500 per acre. On November 17, 2015, the Company entered into a Fourth Amended Option Agreement (the “Amended Option Agreement”) to the option agreement dated April 11, 2014 with several investors and current land owners.

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

In addition, the Company has an aggregate of $4,209 in long term lease deposits.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

NOTE 3 – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016	December 31, 2015
Accrued payroll	$406,824	$227,015
Accrued stock purchase warrants	29,400	29,400
Accrued interest and other	310,706	241,797
Total	$746,930	$498,212

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

In addition, during the nine months ended September 30, 2016, an officer and major shareholder advanced $8,000 for working capital purposes. The advance is interest free and payable on demand.

NOTE 5 – SETTLEMENT PAYABLE

On July 8, 2014, the Company paid $40,179 against a Typenex note in a scheduled monthly installment followed by a payment on August 11, 2014 of the balance due of $31,078 to pay the note in full. In as such, Typenex disputed the Company’s right to pay in cash, these final two installments were placed in escrow account through the Company’s counsel. In 2016, subsequent to these financial statements, the Company settled all outstanding claims with Typenex for $90,000. During the nine months ended September 30, 2016, the Company issued 700,000,000 shares of its common stock in payment of $70,000 of the outstanding balance. As of September 30, 2016 and December 31, 2015, the remaining outstanding balance was $20,000 and $90,000, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable as of September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016	December 31, 2015
Promissory notes issued June 20, 2012	$268,270	$268,270
Note payable issued April 7, 2014, net of unamortized debt discount of $-0- and $407, respectively	80,000	79,593
Total	348,270	347,863
Less current portion	348,270	347,863
Long term portion	$–	$–

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

SEPTEMBER 30, 2016

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016	December 31, 2015
Convertible promissory notes, due December 31, 2015	$209,000	$239,000
Convertible promissory note, due October 14, 2015, net of unamortized debt discount of $-0-	–	27,164
Convertible promissory note, due January 5, 2016, net of unamortized debt discount of $323	–	23,177
Convertible promissory note, due March 16, 2016, net of unamortized debt discount of $-0- and $12,066, respectively, in default	75,335	63,269
Convertible promissory note, due December 27, 2015, net of unamortized debt discount of $-0-, in default	41,010	78,210
Convertible promissory note, due May 15, 2016, net of unamortized debt discount of $-0- and $21,267, respectively, in default	57,500	36,233
Convertible promissory note, due May 30, 2016, net of unamortized debt discount of $-0- and $23,630, respectively, in default	57,500	33,870
Convertible promissory note, due March 1, 2016, net of unamortized debt discount of $-0- and $9,401, respectively, in default	43,000	33,599
Convertible promissory note, due July 1, 2016, net of unamortized debt discount of $-0- and $28,750, respectively, in default	57,500	28,750
Convertible promissory note, due July 14, 2016, net of unamortized debt discount of $-0- and $22,438, respectively, in default	42,000	19,562
Convertible promissory note, due July 17, 2016, net of unamortized debt discount of $-0- and $15,768, respectively, in default	29,000	13,232
Convertible promissory note, due July 30, 2016, net of unamortized debt discount of $-0- and $16,508, respectively, in default	28,500	11,992
Convertible promissory note, due February 4, 2016, net of unamortized debt discount of $-0- and $4,562, respectively, in default	29,000	24,438
Convertible promissory note, due May 6, 2016, net of unamortized debt discount of $-0- and $13,406, respectively, in default	13,370	15,094
Convertible promissory note, due March 4, 2016, net of unamortized debt discount of $-0- and $10,198, respectively, in default	29,000	18,802
Convertible promissory note, due June 9, 2016, net of unamortized debt discount of $-0- and $16,703, respectively, in default	28,500	11,797
Convertible promissory note, due March 1, 2016, net of unamortized debt discount of $-0- and $9,148, respectively, in default	20,696	11,548
Convertible promissory note, due October 7, 2016, net of unamortized debt discount of $2,169 and $76,186	97,062	23,045
Convertible promissory note, due May 6, 2016, net of unamortized debt discount of $20,236	–	8,764
Convertible promissory note, due November 9, 2016, net of unamortized debt discount of $3,025 and $23,164, respectively	23,975	3,836
Convertible promissory note, due December 3, 2016, net of unamortized debt discount of $5,372 and $27,936, respectively	24,878	2,314
Convertible promissory note, due January 7, 2017, net of unamortized debt discount of $20,197	53,723	–
Convertible promissory note, due January 11, 2017, net of unamortized debt discount of $21,206	52,714	–
Total	1,013,263	727,696
Less current portion	(1,013,263)	(727,696
Long term portion	$–	$–

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

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

At September 30, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $1,254,111. The Company recorded a (loss) gain from change in fair value of debt derivatives of $(9,073) and $2,759,914 for the three and nine months ended September 30, 2016. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 185.36%, (3) weighted average risk-free interest rate of 0.29%, (4) expected life of 0.25 to 0.28 years, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2016 was $82,261 and $427,325, respectively, and $337,768 and $1,026,413 for the three and nine months ended September 30, 2015, respectively; which was accounted for as interest expense. Also, the Company has accrued interest expense of $204,652 as of September 30, 2016.

During the nine months ended September 30, 2016, the Company issued an aggregate of 1,496,316,722 shares of its common stock in settlement of the convertible note payable and related interest. In connection with certain settlements, the Company incurred a $21,938 loss on settlement of debt.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

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

At September 30, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $-0-. The Company did not record a change in fair value of debt derivatives for the nine months ended September 30, 2016. The fair value of the embedded derivatives was determined using Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 185.36%, (3) weighted average risk-free interest rate of 0.29%, (4) expected life of 0.25 years, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of September 30, 2016 and December 31, 2015, the Company has 393,429 shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 20,000,000,000 shares of common stock, with a par value of $0.0001 per share as of September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015, the Company has 6,515,096,338 and 3,628,253,758, respectively, shares of common stock issued and outstanding.

During the nine months ended September 30, 2016, the Company issued an aggregate of 690,525,858 of its common stock in settlement of $82,863 of accrued officer salaries.

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

During the nine months ended September 30, 2016, the Company issued an aggregate of 1,496,316,722 shares of its common stock in settlement of the convertible note payable and related interest of $167,395.

During the nine months ended September 30, 2016, the Company issued 700,000,000 shares of its common stock in payment of $70,000 of the outstanding balance of settlement payable.

NOTE 11 – WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at September 30, 2016:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
0.02000	5,000,000	0.47	0.02000	5,000,000	0.02000
0.10000	2,187,101	1.65	0.10000	2,187,101	0.10000
	7,187,101	0.83		7,187,101	$0.04434

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	20,735,009	0.02482
Granted	–	–
Canceled	–	–
Expired	(13,547,908)	0.016
Outstanding at September 30, 2016	7,187,101	$0.04434

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

A reconciliation of the non-controlling income (loss) attributable to the Company:

Net loss attributable to non-controlling interest for the three months ended September 30, 2016:

Net loss	$3,406
Average Non-controlling interest percentage	5.333%
Net loss attributable to the non-controlling interest	$182

Net loss attributable to non-controlling interest for the nine months ended September 30, 2016:

Net loss	$11,736
Average Non-controlling interest percentage	5.333%
Net loss attributable to the non-controlling interest	$626

Net loss attributable to non-controlling interest for the three months ended September 30, 2015:

Net loss	$64,278
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$857

Net loss attributable to non-controlling interest for the nine months ended September 30, 2015:

Net loss	$142,591
Average Non-controlling interest percentage	1.33%
Net loss attributable to the non-controlling interest	$1,901

The following table summarizes the changes in non-controlling interest from December 31, 2015 to September 30, 2016:

Balance, December 31, 2015	$(17,570)
Net loss attributable to the non-controlling interest	(626)
Balance, September 30, 2016	$(18,196)

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

SOLAR WIND ENERGY TOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$1,254,111	$1,254,111
Total	$–	$–	$1,254,111	$1,254,111

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the nine months ended September 30, 2016:

Derivative Liabilities
Balance, December 31, 2015	3,492,119

Transfers in (out) at mark-market value on date of payoff or conversion	(31,187)

Transfers in upon initial fair value of derivative liabilities	553,093

Gain from change in fair value of derivative liabilities	(2,759,914)

Balance, September 30, 2016	$1,254,111

Total gain for the nine months included in earnings relating to the liabilities held at September 30, 2016	$2,759,914

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

SEPTEMBER 30, 2016

(unaudited)

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended September 30, 2016, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2015 filed on March 2, 2017.

Corporate History

On December 29, 2010, the Company completed a reverse merger (the “Merger”) with Solar Wind Energy, Inc., a corporation formed under the laws of the State of Delaware on July 26, 2010 (“Solar Wind - Subsidiary”). In connection with the Merger, the Company issued to the stockholders of Solar Wind - Subsidiary in exchange for their Solar Wind - Subsidiary Common Stock, the right to receive an aggregate of 300,000,000 shares of the Company’s Common Stock. As a result of the reverse merger, Solar Wind - Subsidiary is now a wholly-owned subsidiary of the Company.

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company did not have any revenue during the period ended September 30, 2016.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2016 as compared to three months ended September 30, 2015.

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the three months ended September 30, 2016, research and development costs were $-0- compared to $31,533 for the same period last year. The Company’s expenditures for research and development are dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the three months ended September 30, 2016, selling, general and administrative expenses were $104,943 as compared to $213,755 for the same period last year, a 51% decrease. The primary decrease is due to reduction in expenditures incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the three months ended September 30, 2016 was $177 as compared to $177 for the same period last year.

Other income (expense)

Interest expense

Interest expense for the three months ended September 30, 2016 was $111,513 compared to $470,626 for the same period last year. In the current period, we incurred $82,261 non-cash debt discount and OID amortization and $-0- in non-cash interest expense on issued convertible debt as compared to $337,768 and $100,591, respectively for the same period last year.

Gain (loss) on change in fair value of derivative liabilities

During 2015 and 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a (loss) of $(9,073) and $(634,773) on change in fair value of derivative liabilities for the three months ended September 30, 2016 and 2015, respectively.

Nine months ended September 30, 2016 as compared to nine months ended September 30, 2015.

Revenue

The Company has not generated revenue since inception.

Operating Expenses

Research and development

During the nine months ended September 30, 2016, research and development costs were $-0- compared to $112,446 for the same period last year. The Company’s expenditures for research and development are dependent on available resources and future expenditures are expected to increase with additional financing.

Selling, general and administrative

During the nine months ended September 30, 2016, selling, general and administrative expenses were $379,581 as compared to $721,327 for the same period last year, a 47% decrease. The primary decrease is due to reduction in expenditures incurred in the current period as compared to same period last year.

Depreciation

Depreciation expense for the nine months ended September 30, 2016 was $531 as compared to $531 for the same period last year.

Other income (expense)

Interest expense

Interest expense for the nine months ended September 30, 2016 was $974,370 compared to $1,701,632 for the same period last year. In the current period, we incurred $427,325 non-cash debt discount and OID amortization and $443,329 in non-cash interest expense on issued convertible debt as compared to $1,026,413 and $435,321, respectively for the same period last year.

Loss on settlement of debt

In connection with the settlement of certain convertible notes, we incurred a loss on settlement of $21,938 for the nine months ended September 30, 2016 as compared to $-0- for the same period last year.

Gain (loss) on change in fair value of derivative liabilities

During 2015 and 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain (loss) of $2,759,914 and $(24,981) on change in fair value of derivative liabilities for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit decreased by $1,757,409 during the nine months ended September 30, 2016 from a working capital deficit (current liabilities in excess of current assets) of $5,949,589 at December 31, 2015 to a working capital deficit of $4,192,180 at September 30, 2016. The decrease in working capital deficit for the nine months ended September 30, 2016 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease in working capital by $10,940 for the nine months ended September 30, 2016. The most significant uses and proceeds of cash were:

●	Approximately $112,000 of cash consumed in operating activities;

●	Proceeds of $101,000 from issuance of convertible notes payable;

●	A reduction in our carrying value of our derivative liabilities of $2,238,008 (a non-cash item)

Total current assets of $279 and $11,219 as of September 30, 2016 and December 31, 2015, respectively, cash representing 100% as of September 30, 2016 and December 31, 2015.

Proceeds from the issuance of convertible promissory notes

During the nine months ended September 30, 2016, the Company received proceeds of $112,000 from the issuance of Convertible Promissory Notes.

Cash flow analysis

Cash used in operations was $111,940 during the nine month period ended September 30, 2016. During the nine month period ended September 30, 2016, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

During the nine months ended September 30, 2016, we did not have any investing activities.

Cash provided by financing activities was comprised of net proceeds of $101,000 from the issuance of Convertible Promissory Notes.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $380,112 for the nine month period ended September 30, 2016, accumulated deficit of $17,727,174 and total current liabilities in excess of current assets of $4,192,180 as of September 30, 2016.

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

Number of Employees

As of September 30, 2016, the Company had 2 full time employees.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Material Risk.

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4. Controls and Procedures.

As of September 30, 2016, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Since inception through September 30, 2016, the Company has incurred cumulative losses of $17,300,900 and has never generated enough funds through operations to support its business. The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan. Additional capital may be required in order to provide working capital requirements for the next twelve months.

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

Solar Wind Energy Tower, Inc.
Registrant

Date: June 14, 2017	By:	/s/ Ronald Pickett
Ronald Pickett
Chief Executive
Officer (Principal Executive Officer) and Principal
Accounting and Financial Officer

