Form 10-Q
period 2025-09-30
KiNRG, Inc.
filed 2025-12-02
CIK 95572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-53035

KiNRG, Inc.

(Exact Name of Registrant As Specified In Its Charter)

Nevada	82-6008752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1213 Culbreth Drive Suite 103 Wilmington, North Carolina	28405
(Address of Principal Executive Offices)	(ZIP Code)

910-509-7183

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 1, 2025, there were 55,675,743 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

i

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), all references to “KiNRG,” “we,” “us,” “our” or the “Company” or similar terms mean KiNRG, Inc., and its directly and indirectly owned subsidiaries on a consolidated basis. The Company’s common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KiNRG, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$560,812	$23,099
Prepaid expenses	12,126	12,126
Current assets - discontinued operations	-	3,909
Total current assets	572,938	39,134

Right of use asset, operating lease	891	8,525
Total assets	$573,829	$47,659

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	21,563	18,780
Accrued liabilities - related parties	25,000	100,000
Accrued payroll	533,959	476,981
Accrued interest	130,883	121,883
Lease liabilities - operating lease	891	8,525
Loans payable - related party	-	250,000
Notes payable	80,000	80,000
Other liabilities	7,511	11,511
Current liabilities - discontinued operations	-	31,265
Total current liabilities	799,807	1,098,945

Total liabilities	799,807	1,098,945

Commitments and Contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, 5,424,700 shares undesignated	-	-
Series A Convertible Preferred stock, par value $0.0001 per share, 500,000 shares designated, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Series AA Convertible Preferred stock, par value $0.0001 per share, 3,000,000 shares designated, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Series AAA Convertible Preferred stock, $0.0001 per share, 70,000 shares designated, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Series AAAA Convertible Preferred stock, $0.0001 per share, 1,005,300 shares designated, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Common stock, par value $0.0001, 250,000,000 shares authorized, 55,675,743 and 51,538,193 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5,567	5,154
Common stock to be issued, 0 and 2,657,550 shares at September 30, 2025 and December 31, 2024, respectively	-	265
Additional paid-in capital	26,889,833	25,607,397
Accumulated deficit	(27,121,378)	(26,312,700)
Stockholders’ deficit attributable to KiNRG, Inc.	(225,978)	(699,884)
Non-controlling interest	-	(351,402)
Total stockholders' deficit	(225,978)	(1,051,286)

Total liabilities and stockholders' deficit	$573,829	$47,659

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Operating expenses:
Selling, general, and administrative expenses	$332,425	$339,424	$788,350	$935,575
Total operating expenses	332,425	339,424	788,350	935,575

Operating loss	(332,425)	(339,424)	(788,350)	(935,575)

Other expenses:
Gain on settlement of accounts payable	-	-	4,000	-
Interest expense	(3,000)	(8,041)	(23,548)	(24,013)
Total other expenses	(3,000)	(8,041)	(19,548)	(24,013)

Loss before provision for income taxes	(335,425)	(347,465)	(807,898)	(959,588)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(335,425)	(347,465)	(807,898)	(959,588)

Net loss from discontinued operations	-	(25,885)	(780)	(68,521)

Consolidated net loss	$(335,425)	$(373,350)	$(808,678)	$(1,028,109)

Less: Net loss attributable to non-controlling interest	-	(4,977)	-	(13,357)

Net loss attributable to KiNRG	$(335,425)	$(368,373)	$(808,678)	$(1,014,752)

Net loss per common share from continuing operations, basic and diluted	$(0.006)	$(0.007)	$(0.015)	$(0.018)
Net loss per common share from discontinued operations, basic and diluted	$-	$(0.000)	$(0.000)	$(0.001)
Net loss per common share, basic and diluted	$(0.006)	$(0.007)	$(0.015)	$(0.019)

Weighted-average number of common shares outstanding, basic and diluted	54,514,710	54,039,330	54,335,816	53,746,874

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred		Series AA Preferred		Series AAA Preferred		Series AAAA Preferred		Common Stock		To Be Issued		Additional Paid-in	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, June 30, 2024	-	$-	-	$-	-	$-	-	$-	50,938,193	$5,094	2,757,550	$275	$25,017,750	$(25,627,137)	$(339,693)	$(943,711)
Vesting of compensatory warrants	-	-	-	-	-	-	-	-	-	-	-	-	34,793	-	-	34,793
Common stock sold for cash	-	-	-		-	-	-	-	500,000	50	(100,000)	(10)	399,960	-	-	400,000
Imputed interest on related party loans	-	-	-	-	-	-	-	-	-	-	-	-	5,041	-	-	5,041
Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	(368,373)	(4,977)	(373,350)
Balance, September 30, 2024	-	$-	-	$-	-	$-	-	$-	51,438,193	$5,144	2,657,550	$265	$25,457,544	$(25,995,510)	$(344,670)	$(877,227)
Balance, June 30, 2025	-	$-	-	$-	-	$-	-	$-	52,368,193	$5,237	2,657,550	$265	$26,205,105	$(26,785,953)	$-	$(575,346)
Vesting of compensatory warrants	-	-	-	-	-	-	-	-	-	-	-	-	34,793	-	-	34,793
Common stock sold for cash	-	-	-	-	-	-	-	-	500,000	50	-	-	499,950	-	-	500,000
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	150,000	15	-	-	149,985	-	-	150,000
Common stock issued from shares to be issued	-	-	-	-	-	-	-	-	2,657,550	265	(2,657,550)	(265)	-	-	-	-
Net loss for the three months ended September 30, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(335,425)	-	(335,425)
Balance, September 30, 2025	-	$-	-	$-	-	$-	-	$-	55,675,743	$5,567	-	$-	$26,889,833	$(27,121,378)	$-	$(225,978)
Balance, December 31, 2023	-	$-	-	$-	-	$-	-	$-	50,938,193	$5,094	2,657,550	$265	$24,838,202	$(24,980,758)	$(331,313)	$(468,510)
Vesting of compensatory warrants	-	-	-	-	-	-	-	-	-		-	-	104,379	-	-	104,379
Common stock sold for cash	-	-	-	-	-	-	-	-	500,000	50	-	-	499,950	-	-	500,000
Imputed interest on related party loans	-	-	-	-	-	-	-	-	-	-	-	-	15,013	-	-	15,013
Net loss for the nine months ended September 30, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,014,752)	(13,357)	(1,028,109)
Balance, September 30, 2024	-	$-	-	$-	-	$-	-	$-	51,438,193	$5,144	2,657,550	$265	$25,457,544	$(25,995,510)	$(344,670)	$(877,227)
Balance, December 31, 2024	-	$-	-	$-	-	$-	-	$-	51,538,193	$5,154	2,657,550	$265	$25,607,397	$(26,312,700)	$(351,402)	$(1,051,286)
Vesting of compensatory warrants	-	-	-	-	-	-	-	-	-	-	-	-	104,379	-	-	104,379
Common stock sold for cash	-	-	-	-	-	-	-	-	750,000	75	-	-	749,925	-	-	750,000
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	150,000	15	-	-	149,985	-	-	150,000
Common stock issued to directors for conversion of fees	-	-	-	-	-	-	-	-	150,000	15	-	-	149,985	-	-	150,000
Common stock issued to officers for conversion of salaries	-	-	-	-	-	-	-	-	180,000	18	-	-	179,982	-	-	180,000
Common stock issued for conversion of note payable	-	-	-	-	-	-	-	-	250,000	25	-	-	249,975	-	-	250,000
Common stock issued from shares to be issued	-	-	-	-	-	-	-	-	2,657,550	265	(2,657,550)	(265)	-	-	-	-
Imputed interest on related party loans	-	-	-	-	-	-	-	-	-	-	-	-	14,548	-	-	14,548
Sale of AGP to related party	-	-	-	-	-	-	-	-	-	-	-	-	(316,343)	-	351,402	35,059
Net loss for the nine months ended September 30, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(808,678)	-	(808,678)
Balance, September 30, 2025	-	$-	-	$-	-	$-	-	$-	55,675,743	$5,567	-	$-	$26,889,833	$(27,121,378)	$-	$(225,978)

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2024
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(808,678)	$(1,028,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	104,379	104,379
Imputed interest on loans payable	14,548	15,013
Changes in current assets and liabilities:
Right-of-use asset	7,634	7,421
Prepaid assets	-	(18,381)
Accounts payable	2,577	(4,201)
Accrued liabilities - related party	75,000	75,000
Accrued interest	9,000	9,000
Accrued payroll	236,978	71,769
Other liabilities	-	-
Operating lease liability	(7,634)	(7,421)
Net cash used in operating activities	(366,196)	(775,530)

CASH FLOWS FROM INVESTING ACTIVITIES
None.	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	750,000	500,000
Proceeds from exercise of warrants	150,000	-
Net cash provided by financing activities	900,000	500,000

Net increase (decrease) in cash and cash equivalents	533,804	(275,530)

Cash and cash equivalents at beginning of period	27,008	324,456

Cash and cash equivalents at end of period	$560,812	$48,926

Cash and cash equivalents at end of period - continuing operations	$560,812	$46,156
Cash and cash equivalents at end of period - discontinued operations	$-	$2,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Sale of AGP to related party	$351,402	$-
Common stock issued for conversion of loan payable - related party	$250,000	$-
Common stock issued to directors for conversion of fees	$150,000	$-
Common stock issued to officers for conversion of salaries	$180,000	$-
Common stock issued from shares to be issued	$265	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024

Unaudited

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

KiNRG is a green energy company. Our core objective and focus is to become a leading provider of clean efficient green energy and green hydrogen to the world communities at a reasonable coast without the destructive residual of fossil fuel, while continuing to generate innovative technological solutions for today and tomorrow’s electrical power needs. We have assembled a team of experienced business professionals, engineering and scientific consultants with the proven ability to bring the idea to market. We have filed and been issued patents that we believe will further enhance this potentially revolutionary technology. We have designed, engineered, developed and preparing to construct both large and smaller HydroThermal Reactors that use benevolent, non-toxic natural elements to generate electricity economically by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing large and smaller HydroThermal Reactors in the United States and abroad, the Company intends to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for electricity. The Company is developing a smaller “modular” reactor to support AI data centers and other applications where a constant 24/7/365 base load is required.

Basis of Presentation

The accompanying unaudited consolidated financial statements present on a consolidated basis the accounts of the Company and subsidiaries. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets and the amount of unaudited consolidated net income (loss) that is attributable to the Company and to the noncontrolling interest in its unaudited consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

Pursuant to the guidance of Accounts Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, the accounts of our discontinued entity Arizona Green Power (“AGP”) have been included in “Net loss from discontinued operations” in our consolidated statements of operations until such time as the entity is sold. Additionally, the assets and liabilities of this entity have been presented as discontinued operations in our consolidated balance sheets. The Company completed the sale of AGP in the first quarter of 2025. See Note 2.

Reclassifications

Certain amounts presented in the financial statements of the prior period have been reclassified to conform with the current period presentation of discontinued operations. See Note 2.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Our short-term financial instruments, including cash, other assets, and accounts payable and accrued expenses consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of our notes and advances payable is based on management estimates and reasonably approximates their book value based on their current maturity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. At September 30, 2025 and 2024 there were a total of 1,240,000 and 1,140,000 shares, respectively, potentially issuable pursuant to the exercise of warrants. There is no effect on diluted loss per share since these common stock equivalents are anti-dilutive.

Revenue Recognition

The Company has generated no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Stock Based Compensation

We recognize the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options are estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share-based compensation arrangements may include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of September 30, 2025 and December 31, 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Advertising Costs

All costs associated with advertising and promotion are expensed as incurred. Total recognized advertising and promotion expenses were $0 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $500 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Research and Development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $0 of research and development costs for the three and nine months ended September 30, 2025 and 2024. The company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash and cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had cash in excess of the $250,000 FDIC insured limit in the amounts of $273,640 and $0, respectively.

Related Parties

The Company follows the ASC 850-10 Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this guidance on January 1, 2024 and have included it in our annual disclosures; however, it did not impact our financial condition, results of operations, or cash flows. For additional information, see “Note 13—Segment Information.”

Accounting Standards Issued, Not Adopted

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures over certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company's definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, we do not anticipate a material impact to our financial condition, results of operations, or cash flows.

NOTE 2: DISCONTINUED OPERATIONS

From November 17, 2015 through December 31, 2023, through its subsidiary Arizona Green Power (“AGP”), the Company had entered into an agreement (the “Land Option Agreement”), and a series of amendments to said agreement, to purchase land in Arizona. The Land Option Agreement expired in March 2024. With the expiration of the Land Option Agreement, the Company made the strategic decision to divest itself from AGP.

On February 17, 2025, the Company completed the sale of its majority interest in AGP to Ron Pickett, its CEO, for the amount of $1. This amount was credited against the amount due to Mr. Pickett for business expenses. The were no assets on the books of AGP. The Company de-recognized the liabilities of AGP and the balance of non-controlling interest. The gain on sale of AGP to related party was recognized in additional paid-in capital as follows:

Other Liabilities	$(35,058)
Non-controlling interest	351,402
Accounts payable	(1)
APIC	$(316,343)

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	September 30,	December 31,
	2025	2024
Current assets - discontinued operations:
Cash	$-	$3,909
Total current assets - discontinued operations	$-	$3,909

Current liabilities - discontinued operations:
Other liabilities	-	31,265
Total current liabilities - discontinued operations	$-	$31,265

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations through February 17, 2025:

	Three Months Ended
	September 30,	September 30,
	2025	2024

Selling, general, and administrative expenses	-	25,885

Loss from discontinued operations, net of tax	$-	$25,885

	Nine Months Ended
	September 30,	September 30,
	2025	2024

Selling, general, and administrative expenses	780	68,521

Loss from discontinued operations, net of tax	$780	$68,521

The following information presents the significant operating cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Operating activities of discontinued operations
Net loss from discontinued operations	$(780)	$(68,521)

Changes in current assets and liabilities:
Accounts payable	3,791	(17,056)

NOTE 3: GOING CONCERN

For the three and nine months ended September 30, 2025, the Company had a net loss from continuing operations of $335,425 and $807,898, respectively, and had an accumulated deficit of $27,121,378 at September 30, 2025. For the three and nine months ended September 30, 2024, the Company incurred a net loss from continuing operations of $347,465 and $959,588, respectively; and had an accumulated deficit of $26,312,700 at December 31, 2024. At September 30, 2025 and December 31, 2024, the Company had a working capital deficit of $226,869 and $1,059,811, respectively. The Company has been dependent on raising capital through debt and equity financings to meet its needs for cash used in operating and investing activities. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company received proceeds of $750,000 and $600,000, respectively, from the sale of common stock. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

The Company’s unaudited consolidated financial statements for the nine months ended September 30, 2025 and 2024 were prepared under the assumption that it would continue operations as a going concern. However, the factors listed above cause substantial doubt about the Company’s ability to continue as a going concern. Additionally, the report of the Company’s independent registered public accounting firm that accompanies the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023 contains a qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4: RIGHT-OF-USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices. The Company adopted Topic 842, using the modified-retrospective approach as discussed in Note 3, and as a result, recognized a right-of-use asset and a lease liability. The Company uses a 12% rate to determine the present value of the lease payments. The Company’s leases have remaining lease terms of less than 1 year.

The Company’s lease expense was entirely comprised of operating leases. Lease expense for the three months ended September 30, 2025 and 2024 amounted to $2,700 and $2,625, respectively. Lease expense for the nine months ended September 30, 2025 and 2024 amounted to $5,400 and $5,250, respectively.

The Company’s ROU asset amortization for the three months ended September 30, 2025 and 2024 was $2,621 and $2,625, respectively. The Company’s ROU asset amortization for the nine months ended September 30, 2025 and 2024 was $7,634 and $7,421, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	September 30, 2025	December 31, 2024
Office	$891	$8,525
Right of use assets, net	$891	$8,525

Operating lease liabilities are summarized below:

	September 30, 2025	December 31, 2024
Office	$891	$8,525
Lease liability	891	8,525
Less: current portion	(891)	(8,525)
Lease liability, non-current	$-	$-

Maturity analysis under these lease agreements are as follows:

For the twelve months ended September 30, 2026	$900
Less: Present value discount	(9)
Lease liability	$891

NOTE 5: ACCRUED LIABILITIES - RELATED PARTIES

Accrued liabilities and expenses as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30, 2025	December 31, 2024
Board of Director fees	$25,000	$100,000
Total	$25,000	$100,000

During the three months ended September 30, 2025 and 2024, the Company accrued fees due to the Board of Directors in the amount of $25,000. During the nine months ended September 30, 2025 and 2024, the Company accrued fees due to the Board of Directors in the amount of $75,000.

On June 30, 2025, the Company issued 150,000 shares of common stock at a price of $1.00 per share to Directors for the conversion of accrued director’s fees in the amount of $150,000. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

NOTE 6: ACCRUED PAYROLL

Accrued payroll as of September 30, 2025 and December 31, 2024 consists of the following:

	September 30, 2025	December 31, 2024
Accrued payroll	$509,140	$463,274
Accrued payroll taxes	24,819	13,707
Total	$533,959	$476,981

The Company disputes the amount of $67,850, which is included in accrued payroll at September 30, 2025 and December 31, 2024. This amount was recorded during the period ended December 31, 2014 as due to its then CFO. The Company does not believe it has any liability to this individual.

Activity during the nine months ended September 30, 2025

The Company accrued salaries in the amount of $225,866, net of payments of $77,884. The Company accrued payroll taxes in the amount of $11,112 on unpaid wages.

The Company issued 180,000 shares of common stock at a price of $1.00 per share to Officers for the conversion of accrued salary in the amount of $180,000. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion. See note 8.

Activity during the nine months ended September 30, 2024

The Company accrued salaries in the amount of $69,269, net of payments of $148,231.

NOTE 7: NOTES PAYABLE IN DEFAULT

Notes payable as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30, 2025	December 31, 2024
Note payable issued April 7, 2014	$80,000	$80,000
Total	80,000	80,000
Less current portion	(80,000)	(80,000)
Long term portion	$-	$-

On April 7, 2014, Arizona Green Power, LLC, a majority owned subsidiary of the Company, issued a note payable for $80,000 with interest at 10% per annum with a 15% default rate of interest, due at maturity of April 6, 2016. In connection with the issuance of the note, the Company granted i) a 1.33% ownership interest in Arizona Green Power, LLC and ii) a warrant to purchase 4,800 shares of the Company’s common stock exercisable at $2.00 per share. This warrant expired on March 7, 2016.

During the three months ended September 30, 2025 and 2024, the Company accrued interest in the amount of $3,000 on this note. During the nine months ended September 30, 2025 and 2024, the Company accrued interest in the amount of $9,000 on this note. As of September 30, 2025, the amount of principal and accrued interest due on this note is $80,000 and $130,883, respectively. As of December 31, 2024, the amount of principal and accrued interest due on this note is $80,000 and $121,883, respectively. This note is in default as of the filing date.

NOTE 8: LOANS PAYABLE – RELATED PARTIES

On December 28, 2022, the Company received a non-interest bearing loan in the amount of $250,000 from a related party (“2022 Loan 1”). The Company imputed interest at a rate of 12% per annum. During the three months ended September 30, 2025 and 2024, the Company charged interest expense in the amount of $0 and $7,562, respectively, to additional paid-in capital pursuant to 2022 Loan 1. During the nine months ended September 30, 2025 and 2024, the Company charged interest expense in the amount of $14,548 and $22,520, respectively, to additional paid-in capital pursuant to 2022 Loan 1.

On June 30, 2025, the Company issued 250,000 shares of common stock at a price of $1.00 per share for the conversion of 2022 Loan 1 in the amount of $250,000. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases an office at 1213 Culbreth Drive, Suite 103, Wilmington, North Carolina 28405, on an annual lease. Rental expenses charged to operations for the three months ended September 30, 2025 and 2024 were $2,700 and $2,625, respectively. Rental expenses charged to operations for the nine months ended September 30, 2025 and 2024 were $8,100 and $7,875, respectively.

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

On December 29, 2010, pursuant to the Merger, Solar Wind Energy, Inc. became a wholly-owned subsidiary of the Company. Solar Wind has employment agreements with its executive officers. Each of the employment agreements was entered into on September 22, 2010 and amended on November 22, 2010. On March 30, 2023, the Board of Directors approved the contracts of its President and of its Chief Operating Officer through December 31, 2023. Any unpaid salaries are accrued and included in Accrued Payroll on the balance sheet. See Note 7.

Name	Position(s)	Term	Salary	Bonus	Severance
Ronald W. Pickett	Chief Executive Officer	3 years; renewable for 1 year on mutual consent	$200,000	Board Discretionary	Twelve (12) month salary and benefits for termination without cause.
Stephen Sadle	Chief Operating Officer	3 years; renewable for 1 year on mutual consent	$175,000	Board Discretionary	Twelve (12) month salary and benefits for termination without cause.
Robert Crabb	Secretary	1 year	$30,000	Board Discretionary	N/A

Terms to modify the one-year contract extension by mutual consent have been agreed to by the Officers and Directors. Under the modification and extension, the contracts will be extended for an additional 4 years with current salaries being unchanged. Provisions for automatic salary increases based on specific events related to business development successes, rights for the officers to convert any accrued salary into Company notes, and rights to receive warrants to purchase Company stock at market plus 20% premium at the time of the grant while notes are outstanding will be incorporated in the new contracts. The parties have mutually agreed to a stock option plan, the specific terms to be negotiated as part of the final contract.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

NOTE 10: STOCKHOLDERS' DEFICIT

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, the Company had 0 shares of preferred stock issued and outstanding.

Series A Convertible Preferred Stock:

On June 2, 2015, the Company designated 500,000 as Series A Convertible Preferred Stock (“Series A preferred”) at $0.0001 par value. Each Series A preferred share i) shall rank senior in regard to dividend rights, rights of redemption and liquidation to all classes of common stock and any class or series of capital stock of the Company hereafter creates, ii) receive dividends if and when declared by the Company’s board of directors, iii) each share of Series A preferred convertible into 0.386 shares of common and iv) each share of Series A preferred stock is entitled to 8,000 votes for each share of common stock into which Series A preferred could then be converted.

There were no Series A Convertible Preferred Stock transactions during the nine months ended September 30, 2025 and 2024. At September 30, 2025 and December 31, 2024, there are no shares of Series A Convertible Preferred Stock outstanding.

Series AA Convertible Preferred Stock:

On December 17, 2020, the Company designated 3,000,000 shares of Series AA Convertible Preferred stock (the “Series AA Preferred”), par value $0.0001, with a stated value of $1.00 per share. Each share of the Series AA Preferred is convertible to common stock at a rate of $0.40 per share, and will have voting rights on an as-converted basis. There are no provisions for coupons or any conversion terms into any form of debt or repayment in cash and therefore these series AA convertible preferred stock is classified as equity accounts.

There were no Series AA Convertible Preferred Stock transactions during the nine months ended September 30, 2025 and 2024. At September 30, 2025 and December 31, 2024, there were no shares of Series AA Convertible Preferred Stock outstanding.

Series AAA Convertible Preferred Stock:

On March 31, 2021, the Company designated 70,000 shares of Series AAA Convertible Preferred Stock (the “Series AAA Preferred”), par value $0.0001, with a stated value of $1.00 per share. Each share of the Series AAA Preferred is convertible into ten shares of common stock and will have voting rights on an as-converted basis. There are no provisions for coupons or any conversion terms into any form of debt or repayment in cash and therefore the series AAA convertible preferred stock is classified as equity.

There were no Series AAA Convertible Preferred Stock transactions during the nine months ended September 30, 2025 and 2024. At September 30, 2025 and December 31, 2024, there were no shares of Series AAA Convertible Preferred Stock outstanding.

Series AAAA Convertible Preferred Stock:

On September 30, 2021, the Company designated 500,000 shares of Series AAAA Convertible Preferred Stock (the “Series AAAA Preferred”), par value $0.0001, with a stated value of $1.00 per share. On May 24, 2022, the Company designated an additional 500,000 shares of Series AAA Preferred. Each share of the Series AAAA Preferred is convertible into two shares of common stock, and will have voting rights on an as-converted basis. On May 24, 2022, the Company increased the number of shares designated as Series AAAA Preferred to 1,000,000. Thereafter, the Company further increased the number of shares designated as Series AAAA Preferred bringing the total to 1,005,300. There are no provisions for coupons or any conversion terms into any form of debt or repayment in cash and therefore the series AAAA convertible preferred stock is classified as equity.

There were no Series AAAA Convertible Preferred Stock transactions during the nine months ended September 30, 2025 and 2024. At September 30, 2025 and December 31, 2024, there were no shares of Series AAAA Convertible Preferred Stock outstanding.

Common Stock

Common stock transactions during the nine months ended September 30, 2025

The Company received $250,000 from the sale of 250,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock at an exercise price of $1.00 per share.

The Company received $500,000 from the sale of 500,000 shares of common stock.

The Company issued 150,000 shares of common stock at a price of $1.00 per share to Directors for the conversion of accrued director’s fees in the amount of $150,000. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

The Company issued 250,000 shares of common stock at a price of $1.00 per share to a related party for the conversion of a note payable in the amount of $250,000. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

The Company issued 180,000 shares of common stock at a price of $1.00 per share to Officers for the conversion of accrued salary in the amount of $180,000. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

The Company issued 150,000 shares of common stock at a price of $1.00 per share for the exercise of warrants at a price of $1.00 per share. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

The Company issued 2,657,550 shares of common stock to a board member from common stock to be issued. The par value of these shares in the amount of $265 was transferred from common stock to be issued to common stock. There was no gain or loss on this transaction as the value of the shares had been recorded when originally charged to common stock to be issued.

Common stock transactions during the nine months ended September 30, 2024

The Company received $500,000 from the sale of 500,000 shares of common stock.

Common Stock to be Issued

The Company had committed to issue 710,220 shares at a price of $0.50 per share for the cashless conversion of 1,775,550 warrants. There was no gain or loss recorded on this transaction as the conversion occurred pursuant to the terms of the warrants. These shares were issued during the three months ended September 30, 2025.

The Company had committed to issue 700,000 shares of common stock at a price of $0.10 per share for the conversion of Series AAA Preferred Stock. There was no gain or loss recorded on this transaction as the conversion occurred pursuant to the terms of the Series AAA Preferred. These shares were issued during the three months ended September 30, 2025.

The Company had committed to issue 1,183,700 shares of common stock at a price of $0.50 per share for the conversion of 591,850 shares of Series AAAA Preferred Stock. There was no gain or loss recorded on this transaction as the conversion occurred pursuant to the terms of the Series AAAA Preferred. These shares were issued during the three months ended September 30, 2025.

The Company had committed to issue 63,630 shares of common stock at a price of $1.00 per share to a related party as compensation. There was no gain or loss recorded on this transaction as the transaction was recorded at the market price of the common stock. These shares were issued during the three months ended September 30, 2025.

Warrants

Warrant activity for the nine months ended September 30, 2025

The Company issued 250,000 warrants to purchase common shares of the Company at $1.00 per share in connection with the sale of $250,000 of common stock. The warrants vested upon issuance and carry an expiration date of December 31, 2025.

Investors exercised 150,000 warrants at a price of $1.00 per share for the issuance of 150,000 shares of common stock.

Warrant activity for the nine months ended September 30, 2024

None.

The following table summarizes the warrants outstanding and the related prices for the warrants to purchase shares of the Company’s common stock issued by the Company as of September 30, 2025:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$0.40	1,125,000	0.25	$0.40	750,000	$0.25
$1.00	100,000	0.25	$1.00	1000,000	$0.25
$1.05	15,000	1.75	$1.05	15,000	$1.05
	1,240,000	0.27	$0.46	865,000	0.48

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Warrants outstanding at December 31, 2024	1,140,000	$0.41

Issued	250,000	1.00
Exercised	(150,000)	1.00
Cancelled/Expired	-	-
Warrants outstanding at September 30, 2025	1,240,000	$0.46

Incentive Stock Plan

On February 18, 2021, the Company’s board of directors approved an incentive stock plan (the “2021 Incentive Stock Plan”) in order to provide additional incentive to employees, directors, and consultants. The 2021 Incentive Stock Plan permits the grant of Incentive Stock Options, Non-statutory Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units and Performance Shares. The maximum number of aggregate shares available for issuance under the 2021 Incentive Stock Plan is 4,000,000. At September 30, 2025 and December 31, 2024, 0 shares have been issued pursuant to the 2021 Incentive Stock Plan. However, the Company intends to issue 72,000 options to employees to purchase common stock of the Company at $1.00 per share. The Company intends for the options to vest at a rate of 1/3 at the end of each year for three years and have an expiration date of September 30, 2028, or upon the employee’s termination.

NOTE 11: NON-CONTROLLING INTEREST

On February 17, 2025, the Company completed the sale of its majority interest in AGP to Ron Pickett, its CEO, for the amount of $1. This amount was credited against the amount due to Mr. Pickett for business expenses. The were no assets on the books of AGP. The Company de-recognized the liabilities of AGP and the balance of non-controlling interest. The gain on sale of AGP to related party was recognized to additional paid-in capital as follows:

Other Liabilities	$(35,058)
Non-controlling interest	351,402
Accounts payable	(1)
APIC	$(316,343)

At September 30, 2025 and December 31, 2024, the Company’s ownership interest in AGP was 0% and 82.77%, respectively, and minority interest was 0% and 17.23%, respectively.

A reconciliation of the non-controlling loss attributable to the Company:

There was no non-controlling interest net loss attributable to the Company for the three and nine months ended September 30, 2025.

Net loss attributable to non-controlling interest for the three and nine months ended September 30, 2024 is presented below.

Three Months Ended September 30, 2024

Net loss generated by AGP	$28,885
Average non-controlling interest percentage	17.23%
Net loss attributable to non-controlling interest	$4,977

Nine Months Ended September 30, 2024

Net loss generated by AGP	$77,522
Average non-controlling interest percentage	17.23%
Net loss attributable to non-controlling interest	$13,357

NOTE 12: RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2025

On February 17, 2025, the Company completed the sale of its majority interest in AGP to Ron Pickett, its CEO, for the amount of $1. This amount was credited against the amount due to Mr. Pickett for business expenses. The were no assets on the books of AGP. The Company de-recognized the liabilities of AGP and the balance of non-controlling interest. The gain on sale of AGP to related party was recognized to additional paid-in capital.

The Company accrued salaries due to officers in the amount of $225,866, net of payments of $77,884. The Company accrued payroll taxes in the amount of $11,112 on unpaid wages. At September 30, 2025 and December 31, 2024, the amount of $509,140 and $463,274, respectively, of accrued salaries due to officers is included in the Company’s balance sheet as Accrued Payroll. See note 7.

On June 30, 2025, the Company issued 180,000 shares of common stock at a price of $1.00 per share to Officers for the conversion of accrued salary in the amount of $180,000. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

The Company accrued fees due to the Board of Directors in the amount of $75,000.

On June 30, 2025, the Company issued 150,000 shares of common stock at a price of $1.00 per share to Directors for the conversion of accrued director’s fees in the amount of $150,000. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

The Company issued 250,000 shares of common stock at a price of $1.00 per share to a related party for the conversion of a note payable in the amount of $250,000. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

The Company issued 2,657,550 shares of common stock to a board member from common stock to be issued. The par value of these shares in the amount of $265 was transferred from common stock to be issued to common stock. There was no gain or loss on this transaction as the value of the shares had been recorded when originally charged to common stock to be issued.

For the nine months ended September 30, 2024

The Company accrued salaries in the amount of $73,058, net of payments of $253,192.

The Company accrued fees due to the Board of Directors in the amount of $75,000.

Common stock to be issued

The Company had committed to issue 710,220 shares at a price of $0.50 per share for the cashless conversion of 1,775,550 warrants. There was no gain or loss recorded on this transaction as the conversion occurred pursuant to the terms of the warrants.

The Company had committed to issue 700,000 shares of common stock at a price of $0.10 per share for the conversion of Series AAA Preferred Stock. There was no gain or loss recorded on this transaction as the conversion occurred pursuant to the terms of the Series AAA Preferred.

The Company had committed to issue 1,183,700 shares of common stock at a price of $0.50 per share for the conversion of 591,850 shares of Series AAAA Preferred Stock. There was no gain or loss recorded on this transaction as the conversion occurred pursuant to the terms of the Series AAAA Preferred.

The Company had committed to issue 63,630 shares of common stock at a price of $1.00 per share to a related party as compensation. There was no gain or loss recorded on this transaction as the transaction was recorded at the market price of the common stock.

The Company issued 2,657,550 shares of common stock to a board member from common stock to be issued. The par value of these shares in the amount of $265 was transferred from common stock to be issued to common stock. There was no gain or loss on this transaction as the value of the shares had been recorded when originally charged to common stock to be issued.

NOTE 13: SEGMENT INFORMATION

The Company operates in one reportable segment: the generation of green energy. The Company intends to leverage intellectual property and engage innovative clean energy technology to provide a reliable source of green electricity. The Company has not generated any revenues from operations. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”) includes the chief executive officer and chief operating officer. The CODM decides how to allocate resources based on the components of net loss from continuing operations and significant expenses. The CODM evaluates expenses to ensure resources are appropriately allocated to foster progress. The segment net loss from continuing operations and significant segment expenses are presented in the table below. Segment assets are reported on the balance sheet as total assets, including assets of discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating Expenses:
Advertising and promotion	$-	$-	$500	$-
Bank service charges	340	579	600	1,029
Office supplies	4,620	1,181	12,746	4,906
Payroll and related costs	109,957	117,697	320,878	346,338
Director compensation	25,000	25,000	75,000	75,000
Rent expense	2,550	750	9,450	2,250
Insurance	12,964	4,590	35,027	16,343
Filing fees	4,870	-	4,870	-
Travel expense	11,285	1,308	21,129	2,521
Professional fees	114,805	72,526	190,024	166,438
Consulting expense	11,241	81,000	13,300	216,000
Taxes and licenses	-	-	447	370
Stock based compensation	34,793	34,793	104,379	104,380
	$332,425	$339,424	$788,350	$935,575
Other (income) expenses:
(Gain) on settlement of accounts payable	-	-	(4,000)	-
Interest Expense	3,000	8,041	23,548	24,013
	3,000	8,041	19,548	24,013

Segment loss	$(335,425)	$(347,465)	$(807,898)	$(959,588)

Adjustments and reconciling items	-	-	-	-
Net loss from continuing operations	$(335,425)	$(347,465)	$(807,898)	$(959,588)

	September 30, 2025	December 31, 2024
Other segment disclosures:
Segment assets	$573,829	$47,659

NOTE 14: SUBSEQUENT EVENTS

Note Payable Notice of Default

On October 24, 2025, the Company received a Notice of Default and Demand for immediate payment for the note payable issued by Arizona Green Power, LLC (formerly a majority owned subsidiary of the Company) and guaranteed by the Company in the amount of $80,000. Interest has been accrued at the default rate of 15% per annum. As of September 30, 2025, the total amount of principal and accrued interest due under this note is $210,883. The Company intends to defend against this demand on the basis of statute of limitations.

Non-Binding Letter of Intent

On November 11, 2025, the Company entered into a non-binding letter of intent (the “LOI”) subject to a definitive agreement with Mil L. Wallen, CEO and owner of 100% of the shares of Trinity Group Construction, Inc. (“Trinity”). Mr. Wallen is President of KiNRG and a related party. Pursuant to the LOI, KiNRG would acquire 100% of the stock of Trinity. The parties intend to combine Trinity’s expertise in constructing data centers with KiNRG’s HydroThermal Reactor power generation technology to market a data center solution. Specific terms of the LOI have not been finalized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this prospectus. This discussion contains forward-looking statements that are based on beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results may differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this prospectus, particularly in the section entitled “Risk Factors.” See “Cautionary Note Regarding Forward-Looking Statements.”

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

Our core objective and focus is to become a leading provider of clean efficient green energy and green hydrogen to the world communities at a reasonable cost without the destructive residuals of fossil fuel, while continuing to generate innovative technological solutions for today and tomorrow’s electrical power needs.

We have assembled a team of experienced business professionals, engineering and scientific consultants with the proven ability to bring the idea to market. We have filed and been issued patents.

We have designed, engineered, developed and are preparing to construct both large and smaller HydroThermal Reactors (HTR) that use benevolent, non-toxic natural elements to generate electricity economically by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing large and smaller HTRs in the United States and abroad, the Company intends to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for electricity. The Company is developing a smaller “modular” reactor to support AI data centers and other applications where a constant 24/7/365 base load is required. The Company has been focused on retooling the large HTRs and is concentrating on the smaller HTRs which will produce far less total annual megawatt hours but is designed to meet the needs of emerging AI data center energy requirements, which require a base load of energy 24/7/365. The large HTRs is better suited to support the green hydrogen market. The smaller modular HTR will require less than half of the concrete needed for the large HTR, a quarter of the generating capacity, and can be constructed in approximately half the time.

The large HTR is estimated to cost $2.2 billion and requires 36 months to construct. The large HTR is designed to generate the maximum amount of energy over the year by utilizing the hottest and driest hours during the year which require the taller distance for the reactor to accommodate the evaporative process. Combining the large HTR with a Green Hydrogen production facility (which costs approximately $1.4 billion and would be developed by others), seeks to produce Green Hydrogen at a competitive cost.

The smaller HTR is estimated to cost less than $1 billion. Unlike the taller HTR, it is designed to maximize production during the coolest hours of the year and support a base load required by data centers. The reactor’s height is shortened to accommodate the shorter distance to support the evaporating process for cooler and more damp conditions. By comparison, the smaller HTR can be constructed in 12 to 15 months, uses less water and can be adapted to more climates. When connected to a data center (by others) the smaller HTR is projected to produce 150 MW’s to 200 MW’s of reliable power, 24/7/365, and by-pass the need for the data center to require power from the grid. After completion of construction, the reactors will be immediately operational. Each of the individual operating systems is tested and operational as part of the construction completion process. Those systems include the water injection system, turbine and hydraulic pressure system, generator production system, water collection and pumping system. The reactor is simply activated by the water injection system, and the entire reactor is immediately operational. However, the timeline to full operational status could be affected by factors such as final local inspections, interconnection testing with any co-located facilities (e.g., data centers or hydrogen production plants), or unforeseen commissioning delays, which we estimate could add several months in some cases, though we anticipate minimal delays given the integrated testing during construction.

The Company intends to pursue project financing to fund the construction of both its small- and large-scale downdraft renewable energy towers (collectively, the “HTRs”). Obtaining such project financing is expected to be contingent upon the Company entering into long-term power purchase agreements (also known as off-take agreements) with customers for each project. These agreements would guarantee the purchase and price of the energy produced, thereby providing a basis for ensuring that any debt associated with the project financing can be repaid. This method of financing is commonly used for renewable energy projects in the United States. If the Company is required to raise equity capital in connection with project financing, it intends to pursue equity investors for individual HTR projects and may seek assignments of proceeds from available investment tax credits or production tax credits. There can be no assurance that project financing will be available on acceptable terms or at all, or that any required equity capital or tax credits will be obtainable, which could materially impact the Company’s ability to develop and construct its HTRs.

Permitting for large and smaller HTR’s varies from state to state and country to country. In the United States, because the HTR has no carbon or toxic emission, there are no time-consuming Federal air permits required under laws such as the Clean Air Act. Other federal approvals, such as those related to water resources on federal lands (e.g., under the Bureau of Land Management if applicable) or environmental reviews under the National Environmental Policy Act (NEPA) or Endangered Species Act, are not anticipated based on our current design, but could arise depending on site-specific factors like proximity to protected habitats or federal waterways. Projects are completely “Behind the Meter” where no rights of way beyond the project site are required and they can be permitted by local jurisdictions. Local permits will vary depending on local procedures, rules and regulations. States will not require emission permits because the reactors have zero carbon emissions. The reactors will require standard construction permits conforming to local codes and water permits which will also vary from state to state as well as local jurisdictions. For construction permits, the typical process involves submitting site plans and engineering designs to local building departments for review, potential public comment periods, and inspections during construction, with timelines generally ranging from 3-12 months depending on jurisdiction complexity. Water permits, which may involve demonstrating sustainable sourcing and usage, are typically handled by state agencies (e.g., the California State Water Resources Control Board if sited in California) and could take 3-18 months, including assessments of water rights, availability, and environmental impact. In California, where we are investigating feasibility, additional state-level reviews under the California Environmental Quality Act (CEQA) may apply, potentially extending timelines if environmental impact reports are required. No site has currently been selected to evaluate the specific permitting requirements for any site, and as a result, no federal, state, or local approvals are currently in process or have been sought. No site has currently been selected to evaluate the specific permitting requirements for any site.

Each HTR project will seek “off take” agreements for its energy which it will need to obtain financing for each project. We anticipate that each project may involve different participants and dictate various structures for which the financing may not be available.

Plan of Operation

Our Company’s core objective and focus is to become a leading provider of clean efficient green energy to the world communities at a reasonable cost without the destructive residuals of fossil fuel, while continuing to generate innovative technological solutions for today and tomorrow’s electrical power needs.

As a development stage company, KiNRG has yet to earn revenues from its operations. KiNRG is developing plans to design and construct large HydroThermal Reactors (HTR) that use benevolent, non-toxic natural elements to generate electricity and clean water economically by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing HTR’s in the United States and abroad, the Company intends to be prepared to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for clean water and electricity. From our inception in July 2010, we have completed the following milestones, among others:

●	The Company has filed various patent applications with the U.S. Patent and Trademark Office to protect its intellectual property. The Company has been awarded six U.S patents and two foreign patents;

●	Identified and executed agreements with key industry consultants;

Description	Issued by	Issuance Date	Expiration Date
Efficient Energy Conversion Devices	United States Patent and Trademark Office	2/21/12	2/20/32
Atmospheric Energy Extraction Devices	United States Patent and Trademark Office	8/27/13	8/26/33
Efficient Energy Conversion Devices and Methods	United States Patent and Trademark Office	2/4/14	2/13/34
Atmospheric Energy Extraction Devices	United States Patent and Trademark Office	5/20/14	5/12/34
Methods and Apparatus for Compression and Release and Conversion of Compressed Air Energy	United States Patent and Trademark Office	4/27/21	4/26/41
Multi-Stage Wind Turbines	United States Patent and Trademark Office	11/01/22	10/31/42
Morocco patent for the Multi-Stage Wind Turbines	Office Marocian De La Propiete Industrielle Et Commerciale	11/29/24	11/29/44
Kuwait Patent for the Multi-Stage Wind Turbines	Ministry of Commence & Industry, Trademarks & Patents Department	9/30/25	9/30/45

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

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company has not yet generated any revenue to date.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2025 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) were $332,425 for the three months ended September 30, 2025, a decrease of $6,999 or 2.1%, compared to $339,424 during the three months ended September 30, 2024. SG&A expenses consisted primarily of payroll and related costs, professional fees, consulting expenses, and director compensation.

Interest Expense

Interest expense was $3,000 during the three months ended September 30, 2025, a decrease of $5,041 or 62.7%, compared to interest expense of $8,041 during the three months ended September 30, 2024. Interest expenses consists of interest on the Company’s note payable.

Net Loss from Continuing Operations

For the reasons above, the Company had a net loss from continuing operations of $335,425 for the three months ended September 30, 2025, a decrease of $12,040 or 3.5% compared to $347,465 for the three months ended September 30, 2024.

Net Loss from Discontinued Operations

Net loss attributable to discontinued operations was $0 during the three months ended September 30, 2025, a decrease of $25,885 compared to $25,885 during the three months ended September 30, 2024. Discontinued operations consist of the activities of AGP; the Company sold its interest in AGP on February 17, 2025.

Consolidated Net Loss

For the reasons above, consolidated net loss was $335,425 during the three months ended September 30, 2025, a decrease of $37,925 compared to $373,350 during the three months ended September 30, 2024.

Net Loss Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest was $0 during the three months ended September 30, 2025, a decrease of $4,977   compared to $4,977   during the three months ended September 30, 2024. During the prior period, the Company held an 82.77% interest in Arizona Green Power (“AGP”); the Company sold its interest in AGP on February 17, 2025.

Net Loss Attributable to KiNRG

For the reasons above, net loss attributable to KiNRG was $335,425 during the three months ended September 30, 2025, a decrease of $32,948   compared to $368,373 during the three months ended September 30, 2024.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2025 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2024

Revenue

The Company has not generated revenue since inception.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) were $788,350 for the nine months ended September 30, 2025, a decrease of $147,225 or 15.7%, compared to $935,575 during the nine months ended September 30, 2024. SG&A expenses consisted primarily of payroll and related costs, professional fees, consulting expenses, and director compensation.

Gain on Settlement of Accounts Payable

During the nine months ended September 30, 2025, the Company recorded a gain on settlement of accounts payable in the amount of $4,000. There was no comparable transaction in the prior period.

Interest Expense

Interest expense was $23,548 during the nine months ended September 30, 2025, a decrease of $465 or 1.9%, compared to interest expense of $24,013 during the nine months ended September 30, 2024. Interest expenses consists of interest on the Company’s note payable and related party loan payable.

Net Loss from Continuing Operations

For the reasons above, the Company had a net loss from continuing operations of $807,898 for the nine months ended September 30, 2025, a decrease of $151,690 compared to $959,588 for the nine months ended September 30, 2024.

Net Loss from Discontinued Operations

Net loss attributable to discontinued operations was $780 during the nine months ended September 30, 2025, a decrease of $67,741 or 98.9% compared to $68,5216 during the nine months ended September 30, 2024. Discontinued operations consist of the activities of AGP; the Company sold its interest in AGP on February 17, 2025.

Consolidated Net Loss

For the reasons above, consolidated net loss was $808,678 during the nine months ended September 30, 2025, a decrease of $219,431 or 21.3% compared to $1,028,109 during the nine months ended September 30, 2024.

Net Loss Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest was $0 during the nine months ended September 30, 2025, a decrease of $13,357 compared to $13,357 during the nine months ended September 30, 2024. During the prior period, the Company held an 82.77% interest in Arizona Green Power (“AGP”); during the nine months ended September 30, 2025, the Company sold its interest in AGP on February 17, 2025.

Net Loss Attributable to KiNRG

For the reasons above, net loss attributable to KiNRG was $808,678 during the nine months ended September 30, 2025, a decrease of $206,074 compared to $1,014,752 during the nine months ended September 30, 2024.

Cash Flows from Operating Activities

Cash flows used in operating activities were ($366,196) during the nine months ended September 30, 2025, a decrease of $409,334 or 52.8% compared to ($775,530) during the prior period. The Company currently has no sales. Cash flows from operating activities consists of the net loss of ($808,678) reduced by increases in non-cash costs, primarily accrued payroll of $236,978, stock based compensation of $104,379, and accrued liabilities – related party of $75,000.

Cash Flows Provided by Financing Activities

For the nine months ended September 30, 2025, cash provided by financing activities was $900,000, an increase of $400,000 or 80% compared to cash provided from financing activities of $500,000 during the prior period. Cash flows from financing activities consisted of proceeds from the sale of common stock of $750,000 and proceeds from the exercise of warrants of $150,000.

Liquidity and Capital Resources

As of November 19, 2025, we had cash on hand of approximately $394,350. Management believes this amount is not sufficient to meet our operating needs for the next 12 months, and in order to meet our working capital requirements, we will need to either raise sufficient capital or reduce our expenditures. We will rely on our ability to improve operating cash flow or raise additional capital through the sale of debt or equity securities in addition to our existing cash and cash equivalents to meet our working capital requirements for at least the next 12 months. There can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all, or that we will successfully implement cost-reduction initiatives or generate sufficient cash flows from operations.

The Company’s unaudited consolidated financial statements for the nine months ended September 30, 2025 and 2024 were prepared under the assumption that it would continue operations as a going concern. However, the factors listed above cause substantial doubt about the Company’s ability to continue as a going concern. Additionally, the report of the Company’s independent registered public accounting firm that accompanies the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023 contains a qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern. In addition, the report of our independent registered public accounting firm on our consolidated financial statements as of and for the years ended December 31, 2024 and 2023 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are unable to secure additional funding or achieve profitability, we may be required to curtail or cease operations, which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Management expects that global economic conditions will continue to present a challenging operating environment through 2021. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives. Working capital management will continue to be a high priority for 2026.

While we have been able to manage our working capital needs with the sale of equity, additional financing is required in order to meet our current and projected cash flow requirements from operations. We cannot predict whether this new financing will be in the form of equity or debt. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.

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

Our independent registered public accounting firm’s report dated June 30, 2025 on our December 31, 2024 consolidated financial statements included in the Form 10 states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raises substantial doubts about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, inflation may have a significant impact on the future cost of HTR’s. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Off-Balance sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment other than the operating leases as disclosed in Notes to Consolidated Financial Statements (Note 4).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item 3 as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of September 30, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q) and have concluded that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Report of Management on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures described above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings, however, from time to time, we may become a party to various legal actions and complaints arising in the ordinary course of business. In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Item 1A. Risk Factors.

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see “Item 1A. Risk Factors” in the Form 10 filed on September 8, 2025. There have been no material changes to the risk factors previously disclosed in such Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Set forth below is information regarding all securities sold or issued by the Company within the past nine months that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

●	On April 16, 2025, the Company issues 50,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On April 16, 2025, the Company issues 50,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On April 2, 2025, the Company issued 10,000 shares of common stock at a price of $1.00 per share to an investor.

●	On April 2, 2025, the Company issued 10,000 shares of common stock at a price of $1.00 per share to an investor.

●	On April 2, 2025, the Company issued 15,000 shares of common stock at a price of $1.00 per share to an investor.

●	On April 2, 2025, the Company issued 25,000 shares of common stock at a price of $1.00 per share to an investor.

●	On June 26, 2025, the Company issued 50,000 shares of common stock at a price of $1.00 per share to an investor.

●	On June 26, 2025, the Company issued 5,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On June 26, 2025, the Company issued 5,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On June 26, 2025, the Company issued 20,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On June 26, 2025, the Company issued 50,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On June 26, 2025, the Company issued 10,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On June 26, 2025, the Company issued 20,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On June 26, 2025, the Company issued 20,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On June 26, 2025, the Company issued 10,000 shares of common stock at a price of $1.00 per share to an investor.

●	On June 26, 2025, the Company issued 37,500 shares of common stock at a price of $1.00 per share to a board member.

●	On June 26, 2025, the Company issued 37,500 shares of common stock at a price of $1.00 per share to a board member.

●	On June 26, 2025, the Company issued 37,500 shares of common stock at a price of $1.00 per share to a board member.

●	On June 26, 2025, the Company issued 37,500 shares of common stock at a price of $1.00 per share to a board member.

●	On June 26, 2025, the Company issued 80,000 shares of common stock at a price of $1.00 per share to an officer.

●	On June 26, 2025, the Company issued 100,000 shares of common stock at a price of $1.00 per share to an officer.

●	On June 26, 2025, the Company issued 250,000 shares of common stock at a price of $1.00 per share to an officer.

●	On September 3, 2025, the Company issued 773,850 shares of common stock at a price of $1.00 per share to a shareholder.

●	On September 29, 2025, the Company issued 50,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On September 29, 2025, the Company issued 225,000 shares of common stock at a price of $1.00 per share to an investor.

●	On September 29, 2025, the Company issued 50,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On September 29, 2025, the Company issued 50,000 shares of common stock at a price of $1.00 per share to an investor.

●	On September 29, 2025, the Company issued 125,000 shares of common stock at a price of $1.00 per share to an investor.

●	On September 29, 2025, the Company issued 10,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On September 29, 2025, the Company issued 50,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On September 29, 2025, the Company issued 50,000 shares of common stock at a price of $1.00 per share to an investor.

●	On September 29, 2025, the Company issued 10,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On September 29, 2025, the Company issued 20,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On September 29, 2025, the Company issued 5,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On September 29, 2025, the Company issued 5,000 shares of common stock at a price of $1.00 per share to a shareholder.

●	On September 30, 2025, the Company issued 700,000 shares of common stock at a price of $1.00 per share to a board member.

●	On September 30, 2025, the Company issued 1,183,700 shares of common stock at a price of $1.00 per share to a board member.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit
Number	Description
3.1	Articles of Incorporation of Superior Silver Mines, Inc.
3.2	Amended By-Laws
3.3	Articles of Merger by and between Clean Wind Energy Tower, Inc. and Superior Silver Mines, Inc.
3.4	Certificate of Correction dated December 28, 2010
3.5	Articles of Merger by and between Solar Wind Energy Tower Inc. and Clean Wind Energy Tower Inc. dated February 19, 2013
3.6	Certificate of Change dated April 2, 2014
3.7	Certificate of Change dated January 20, 2015
3.8	Certificate of Designation – Series A Preferred Stock
3.9	Certificate of Amendment dated June 5, 2015
3.10	Certificate of Change dated September 14, 2015
3.11	Certificate of Designation - Series AA Preferred Stock
3.12	Certificate of Amendment dated December 24, 2020
3.13	Certificate of Amendment dated December 28, 2020
3.14	Certificate of Designation Series AAA Preferred Stock
3.15	Certificate of Amendment to Certificate of Designation Series AAA Preferred Stock dated April 19, 2021
3.16	Certificate of Designation Series AAAA Preferred Stock
3.17	Certificate of Amendment to Certificate of Designation Series AAA Preferred Stock dated December 15, 2021
3.18	Certificate of Amendment to Certificate of Designation Series AAA Preferred Stock dated December 17, 2021
3.19	Certificate of Amendment to Certificate of Designation Series AAAA Preferred Stock dated May 23, 2022
3.20	Certificate of Amendment to Certificate of Designation Series AAAA Preferred Stock dated January 23, 2023
3.21	Certificate of Amendment to Certificate of Designation Series AAAA Preferred Stock dated January 26, 2023
4.1	KiNRG, Inc. 2021 Incentive Stock Plan
10.1	Executive Employment Agreement between Solar Wind Energy, Inc., Solar Wind Energy Tower, inc. and Ronald Pickett effective January 1, 2024
10.2	Executive Employment Agreement between Solar Wind Energy, Inc., Solar Wind Energy Tower, inc. and Stephen Sadle effective January 1, 2024
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KiNRG, Inc.

	By:	/s/ Ronald W. Pickett
	Name:	Ronald W. Pickett
	Title:	Chief Executive Officer
(Principal Accounting Officer)
Date: December 1, 2025