Form 10-Q/A
period 2025-09-30
KiNRG, Inc.
filed 2026-02-24
CIK 95572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

i

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2025, which was filed with the Securities and Exchange Commission on December 2, 2025, to correct changes with respect to the Company’s Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity, Statements of Cash Flows, Notes to the Consolidated Financial Statements, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The changes were made as a result of the Company’s revised presentation to reflect our reliance on the guidance of ASC 810-10-40 in accounting for the sale of the Company’s subsidiary Arizona Green Power (“AGP”).

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KiNRG, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$560,812	$23,099
Prepaid expenses	12,126	12,126
Current assets - discontinued operations	-	3,909
Total current assets	572,938	39,134

Right of use asset, operating lease	891	8,525
Total assets	$573,829	$47,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	21,563	18,780
Accrued liabilities - related parties	25,000	100,000
Accrued payroll	533,959	476,981
Accrued interest	130,883	121,883
Lease liabilities - operating lease	891	8,525
Loans payable - related party	-	250,000
Notes payable	80,000	80,000
Other liabilities	7,511	11,511
Current liabilities - discontinued operations	-	31,265
Total current liabilities	799,807	1,098,945

Total liabilities	799,807	1,098,945

Commitments and Contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, 5,424,700 shares undesignated	-	-
Series A Convertible Preferred stock, par value $0.0001 per share, 500,000 shares designated, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Series AA Convertible Preferred stock, par value $0.0001 per share, 3,000,000 shares designated, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Series AAA Convertible Preferred stock, $0.0001 per share, 70,000 shares designated, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Series AAAA Convertible Preferred stock, $0.0001 per share, 1,005,300 shares designated, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Common stock, par value $0.0001, 250,000,000 shares authorized, 55,675,743 and 51,538,193 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5,567	5,154
Common stock to be issued, 0 and 2,657,550 shares at September 30, 2025 and December 31, 2024, respectively	-	265
Additional paid-in capital	27,206,176	25,607,397
Accumulated deficit	(27,437,721)	(26,312,700)
Stockholders’ deficit attributable to KiNRG, Inc.	(225,978)	(699,884)
Non-controlling interest	-	(351,402)
Total stockholders’ deficit	(225,978)	(1,051,286)

Total liabilities and stockholders’ deficit	$573,829	$47,659

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Operating expenses:
Selling, general, and administrative expenses	$332,425	$339,424	$788,350	$935,575
Total operating expenses	332,425	339,424	788,350	935,575

Operating loss	(332,425)	(339,424)	(788,350)	(935,575)

Other expenses:
Gain on settlement of accounts payable	-	-	4,000	-
Interest expense	(3,000)	(8,041)	(23,548)	(24,013)
Total other expenses	(3,000)	(8,041)	(19,548)	(24,013)

Loss before provision for income taxes	(335,425)	(347,465)	(807,898)	(959,588)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(335,425)	(347,465)	(807,898)	(959,588)

Net loss from discontinued operations	-	(25,885)	(317,123)	(68,521)

Consolidated net loss	$(335,425)	$(373,350)	$(1,125,021)	$(1,028,109)

Less: Net loss attributable to non-controlling interest	-	(4,977)	-	(13,357)

Net loss attributable to KiNRG	$(335,425)	$(368,373)	$(1,125,021)	$(1,014,752)

Net loss per common share from continuing operations, basic and diluted	$(0.006)	$(0.007)	$(0.015)	$(0.018)
Net loss per common share from discontinued operations, basic and diluted	$-	$(0.000)	$(0.006)	$(0.001)
Net loss per common share, basic and diluted	$(0.006)	$(0.007)	$(0.021)	$(0.019)

Weighted-average number of common shares outstanding, basic and diluted	54,514,710	54,039,330	54,335,816	53,746,874

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred		Series AA Preferred		Series AAA Preferred		Series AAAA Preferred		Common Stock		To Be Issued		Additional Paid-in	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, June 30, 2024	-	$-	-	$-	-	$-	-	$-	50,938,193	$5,094	2,757,550	$275	$25,017,750	$(25,627,137)	$(339,693)	$(943,711)
Vesting of compensatory warrants	-	-	-	-	-	-	-	-	-	-	-	-	34,793	-	-	34,793
Common stock sold for cash	-	-	-		-	-	-	-	500,000	50	(100,000)	(10)	399,960	-	-	400,000
Imputed interest on related party loans	-	-	-	-	-	-	-	-	-	-	-	-	5,041	-	-	5,041
Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	(368,373)	(4,977)	(373,350)
Balance, September 30, 2024	-	$-	-	$-	-	$-	-	$-	51,438,193	$5,144	2,657,550	$265	$25,457,544	$(25,995,510)	$(344,670)	$(877,227)
Balance, June 30, 2025	-	$-	-	$-	-	$-	-	$-	52,368,193	$5,237	2,657,550	$265	$26,521,448	$(27,102,296)	$-	$(575,346)
Vesting of compensatory warrants	-	-	-	-	-	-	-	-	-	-	-	-	34,793	-	-	34,793
Common stock sold for cash	-	-	-	-	-	-	-	-	500,000	50	-	-	499,950	-	-	500,000
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	150,000	15	-	-	149,985	-	-	150,000
Common stock issued from shares to be issued	-	-	-	-	-	-	-	-	2,657,550	265	(2,657,550)	(265)	-	-	-	-
Net loss for the three months ended September 30, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(335,425)	-	(335,425)
Balance, September 30, 2025	-	$-	-	$-	-	$-	-	$-	55,675,743	$5,567	-	$-	$27,206,176	$(27,437,721)	$-	$(225,978)
Balance, December 31, 2023	-	$-	-	$-	-	$-	-	$-	50,938,193	$5,094	2,657,550	$265	$24,838,202	$(24,980,758)	$(331,313)	$(468,510)
Vesting of compensatory warrants	-	-	-	-	-	-	-	-	-		-	-	104,379	-	-	104,379
Common stock sold for cash	-	-	-	-	-	-	-	-	500,000	50	-	-	499,950	-	-	500,000
Imputed interest on related party loans	-	-	-	-	-	-	-	-	-	-	-	-	15,013	-	-	15,013
Net loss for the nine months ended September 30, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,014,752)	(13,357)	(1,028,109)
Balance, September 30, 2024	-	$-	-	$-	-	$-	-	$-	51,438,193	$5,144	2,657,550	$265	$25,457,544	$(25,995,510)	$(344,670)	$(877,227)
Balance, December 31, 2024	-	$-	-	$-	-	$-	-	$-	51,538,193	$5,154	2,657,550	$265	$25,607,397	$(26,312,700)	$(351,402)	$(1,051,286)
Vesting of compensatory warrants	-	-	-	-	-	-	-	-	-	-	-	-	104,379	-	-	104,379
Common stock sold for cash	-	-	-	-	-	-	-	-	750,000	75	-	-	749,925	-	-	750,000
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	150,000	15	-	-	149,985	-	-	150,000
Common stock issued to directors for conversion of fees	-	-	-	-	-	-	-	-	150,000	15	-	-	149,985	-	-	150,000
Common stock issued to officers for conversion of salaries	-	-	-	-	-	-	-	-	180,000	18	-	-	179,982	-	-	180,000
Common stock issued for conversion of note payable	-	-	-	-	-	-	-	-	250,000	25	-	-	249,975	-	-	250,000
Common stock issued from shares to be issued	-	-	-	-	-	-	-	-	2,657,550	265	(2,657,550)	(265)	-	-	-	-
Imputed interest on related party loans	-	-	-	-	-	-	-	-	-	-	-	-	14,548	-	-	14,548
Derecognition of subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	351,402	351,402
Net loss for the nine months ended September 30, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,125,021)	-	(1,125,021)
Balance, September 30, 2025	-	$-	-	$-	-	$-	-	$-	55,675,743	$5,567	-	$-	$27,206,176	$(27,437,721)	$-	$(225,978)

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2024
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,125,021)	$(1,028,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	104,379	104,379
Imputed interest on loans payable	14,548	15,013
Loss on sale of subsidiary	316,343	-
Changes in current assets and liabilities:
Right-of-use asset	7,634	7,421
Prepaid assets	-	(18,381)
Accounts payable	2,577	(4,201)
Accrued liabilities - related party	75,000	75,000
Accrued interest	9,000	9,000
Accrued payroll	236,978	71,769
Other liabilities	-	-
Operating lease liability	(7,634)	(7,421)
Net cash used in operating activities	(366,196)	(775,530)

CASH FLOWS FROM INVESTING ACTIVITIES
None.	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	750,000	500,000
Proceeds from exercise of warrants	150,000	-
Net cash provided by financing activities	900,000	500,000

Net increase (decrease) in cash and cash equivalents	533,804	(275,530)

Cash and cash equivalents at beginning of period	27,008	324,456

Cash and cash equivalents at end of period	$560,812	$48,926

Cash and cash equivalents at end of period - continuing operations	$560,812	$46,156
Cash and cash equivalents at end of period - discontinued operations	$-	$2,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of loan payable - related party	$250,000	$-
Common stock issued to directors for conversion of fees	$150,000	$-
Common stock issued to officers for conversion of salaries	$180,000	$-
Common stock issued from shares to be issued	$265	$-

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

The Company completed the sale of AGP in the first quarter of 2025. The Company followed the guidance of ASC 810-10-40 Consolidation in accounting for this transaction. See Note 3.

Reclassifications

Certain amounts presented in the financial statements of the prior period have been reclassified to conform with the current period presentation of discontinued operations. See Note 3.

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

Accounting Standards Issued, Not Adopted

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures over certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, we do not anticipate a material impact to our financial condition, results of operations, or cash flows.

NOTE 2: RESTATEMENT

A reconciliation from the amounts previously reported for the affected periods to the restated amounts in the restated consolidated financial statements is provided for the impacted financial statement line items below for the consolidated balance sheet as of September 30, 2025 and for the nine months ended September 30, 2025. The amounts labeled “Restatement” represent the effects of the restatement adjustments.

Ref	Description of Restatement
(a)	An adjustment was made to reclass the loss on sale of subsidiary from additional paid-in capital to loss from discontinued operations.

KiNRG, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of September 30, 2025
	Previously			As
	Reported	Restatement		Restated
ASSETS
Current assets:
Cash	$560,812			$560,812
Prepaid expenses	12,126			12,126
Current assets - discontinued operations	-			-
Total current assets	572,938			572,938

Right of use asset, operating lease	891			891
Total assets	$573,829			$573,829

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	21,563			21,563
Accrued liabilities - related parties	25,000			25,000
Accrued payroll	533,959			533,959
Accrued interest	130,883			130,883
Lease liabilities - operating lease	891			891
Loans payable - related party	-			-
Notes payable	80,000			80,000
Other liabilities	7,511			7,511
Current liabilities - discontinued operations	-			-
Total current liabilities	799,807			799,807
Total liabilities	799,807			799,807

Commitments and Contingencies	-			-

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, 5,424,700 shares undesignated	-			-
Series A Convertible Preferred stock, par value $0.0001 per share, 500,000 shares designated, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-			-
Series AA Convertible Preferred stock, par value $0.0001 per share, 3,000,000 shares designated, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-			-
Series AAA Convertible Preferred stock, $0.0001 per share, 70,000 shares designated, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-			-
Series AAAA Convertible Preferred stock, $0.0001 per share, 1,005,300 shares designated, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-			-
Common stock, par value $0.0001, 250,000,000 shares authorized, 55,675,743 and 51,538,193 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5,567			5,567
Common stock to be issued, 0 and 2,657,550 shares at September 30, 2025 and December 31, 2024, respectively	-			-
Additional paid-in capital	26,889,833	316,343	(a)	27,206,176
Accumulated deficit	(27,121,378)	(316,343	)(a)	(27,437,721)
Stockholders’ deficit attributable to KiNRG, Inc.	(225,978)			(225,978)
Non-controlling interest	-			-
Total stockholders’ deficit	(225,978)			(225,978)
Total liabilities and stockholders’ equity	$573,829			$573,829

KiNRG, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30, 2025
	Previously			As
	Reported	Restatement		Restated

Operating expenses:
Selling, general, and administrative expenses	$788,350			$788,350
Total operating expenses	788,350			788,350

Operating loss	(788,350)			(788,350)

Other expenses:
Gain on settlement of accounts payable	4,000			4,000
Interest expense	(23,548)			(23,548)
Total other expenses	(19,548)			(19,548)

Loss before provision for income taxes	(807,898)			(807,898)

Provision for income taxes	-			-

Net loss from continuing operations	(807,898)			(807,898)

Net loss from discontinued operations	(780)	(316,343	)(a)	(317,123)

Consolidated net loss	$(808,678)			$(1,125,021)

Less: Net loss attributable to non-controlling interest	-			-

Net loss attributable to KiNRG	$(808,678)			$(1,125,021)

Net loss per common share from continuing operations, basic and diluted	$(0.015)			$(0.015)
Net loss per common share from discontinued operations, basic and diluted	$-			$(0.006)
Net loss per common share, basic and diluted	$(0.015)			$(0.021)

Weighted-average number of common shares outstanding, basic and diluted	54,335,816			54,335,816

KiNRG, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2025
	Previously			As
	Reported	Restatement		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(808,678)	(316,343	)(a)	$(1,125,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	104,379			104,379
Imputed interest on loans payable	14,548			14,548
Loss on sale of subsidiary		316,343	(a)	316,343
Changes in current assets and liabilities:				-
Right-of-use asset	7,634			7,634
Prepaid assets	-			-
Accounts payable	2,577			2,577
Accrued liabilities - related party	75,000			75,000
Accrued interest	9,000			9,000
Accrued payroll	236,978			236,978
Other liabilities	-			-
Operating lease liability	(7,634)			(7,634)
Net cash used in operating activities	(366,196)			(366,196)

CASH FLOWS FROM INVESTING ACTIVITIES
None.	-			-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	750,000			750,000
Proceeds from exercise of warrants	150,000			150,000
Net cash provided by financing activities	900,000			900,000

Net increase (decrease) in cash and cash equivalents	533,804			533,804

Cash and cash equivalents at beginning of period	27,008			27,008

Cash and cash equivalents at end of period	$560,812			$560,812

Cash and cash equivalents at end of period - continuing operations	$560,812			$560,812
Cash and cash equivalents at end of period - discontinued operations	$-			$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-			$-
Income taxes paid	$-			$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of loan payable - related party	$250,000			$250,000
Common stock issued to directors for conversion of fees	$150,000			$150,000
Common stock issued to officers for conversion of salaries	$180,000			$180,000
Common stock issued from shares to be issued	$265			$265

NOTE 3: DISCONTINUED OPERATIONS

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

On February 17, 2025, the Company completed the sale of its majority interest in AGP to Ron Pickett, its CEO, for the amount of $1. This amount was credited against the amount due to Mr. Pickett for business expenses. The were no assets on the books of AGP. The Company de-recognized the liabilities of AGP and the balance of non-controlling interest. The loss on sale of AGP to related party was recognized in income as follows:

Other Liabilities	$(35,058)
Non-controlling interest	351,402
Accounts payable	(1)
Loss on sale of subsidiary	$(316,343)

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

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations through February 17, 2025:

	Three Months Ended
	September 30,	September 30,
	2025	2024

Selling, general, and administrative expenses	-	25,885
Loss from discontinued operations, net of tax	$-	$25,885

	Nine Months Ended
	September 30,	September 30,
	2025	2024

Selling, general, and administrative expenses	780	68,521
Loss on sale of subsidiary	316,343
Loss from discontinued operations, net of tax	$317,123	$68,521

The following information presents the significant operating cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Operating activities of discontinued operations
Net loss from discontinued operations	$(317,123)	$(68,521)
Loss on sale of subsidiary	316,343

Changes in current assets and liabilities:
Accounts payable	3,791	(17,056)

NOTE 4: GOING CONCERN

For the three and nine months ended September 30, 2025, the Company had a net loss from continuing operations of $335,425 and $807,898, respectively, and had an accumulated deficit of $27,437,721 at September 30, 2025. For the three and nine months ended September 30, 2024, the Company incurred a net loss from continuing operations of $347,465 and $959,588, respectively; and had an accumulated deficit of $26,312,700 at December 31, 2024. At September 30, 2025 and December 31, 2024, the Company had a working capital deficit of $226,869 and $1,059,811, respectively. The Company has been dependent on raising capital through debt and equity financings to meet its needs for cash used in operating and investing activities. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company received proceeds of $750,000 and $600,000, respectively, from the sale of common stock. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

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

NOTE 5: RIGHT-OF-USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

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

NOTE 6: ACCRUED LIABILITIES - RELATED PARTIES

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

NOTE 7: ACCRUED PAYROLL

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

NOTE 8: NOTES PAYABLE IN DEFAULT

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

NOTE 9: LOANS PAYABLE – RELATED PARTIES

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

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

On December 29, 2010, pursuant to the Merger, Solar Wind Energy, Inc. became a wholly-owned subsidiary of the Company. Solar Wind has employment agreements with its executive officers. Each of the employment agreements was entered into on September 22, 2010 and amended on November 22, 2010. On March 30, 2023, the Board of Directors approved the contracts of its President and of its Chief Operating Officer through December 31, 2023. Any unpaid salaries are accrued and included in Accrued Payroll on the balance sheet. See Note 8.

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

NOTE 11: STOCKHOLDERS’ DEFICIT

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

NOTE 12: NON-CONTROLLING INTEREST

On February 17, 2025, the Company completed the sale of its majority interest in AGP to Ron Pickett, its CEO, for the amount of $1. This amount was credited against the amount due to Mr. Pickett for business expenses. The were no assets on the books of AGP. The Company de-recognized the liabilities of AGP and the balance of non-controlling interest. The loss on sale of AGP to related party was recognized in income as follows:

Other Liabilities	$(35,058)
Non-controlling interest	351,402
Accounts payable	(1)
Loss on sale of subsidiary	$(316,343)

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

NOTE 13: RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2025

On February 17, 2025, the Company completed the sale of its majority interest in AGP to Ron Pickett, its CEO, for the amount of $1. This amount was credited against the amount due to Mr. Pickett for business expenses. The were no assets on the books of AGP. The Company de-recognized the liabilities of AGP and the balance of non-controlling interest. The loss on sale of AGP to related party was recognized in income (loss) from discontinued operations.

The Company accrued salaries due to officers in the amount of $225,866, net of payments of $77,884. The Company accrued payroll taxes in the amount of $11,112 on unpaid wages. At September 30, 2025 and December 31, 2024, the amount of $509,140 and $463,274, respectively, of accrued salaries due to officers is included in the Company’s balance sheet as Accrued Payroll. See note 8.

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

NOTE 14: SEGMENT INFORMATION

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

NOTE 15: SUBSEQUENT EVENTS

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

New Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Net Loss from Discontinued Operations

Net loss attributable to discontinued operations was $317,123 during the nine months ended September 30, 2025, an increase of $248,602 or 362.8% compared to $68,5216 during the nine months ended September 30, 2024. Discontinued operations consist of the activities of AGP; the Company sold its interest in AGP on February 17, 2025, and recorded a loss on sale of subsidiary in the amount of $316,343.

Consolidated Net Loss

For the reasons above, consolidated net loss was $1,125,021 during the nine months ended September 30, 2025, an increase of $96,912 or 9.4% compared to $1,028,109 during the nine months ended September 30, 2024.

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

Net Loss Attributable to KiNRG

For the reasons above, net loss attributable to KiNRG was $1,125,021 during the nine months ended September 30, 2025, an increase of $110,269 compared to $1,014,752 during the nine months ended September 30, 2024.

Cash Flows from Operating Activities

Cash flows used in operating activities were ($366,196) during the nine months ended September 30, 2025, a decrease of $409,334 or 52.8% compared to ($775,530) during the prior period. The Company currently has no sales. Cash flows from operating activities consists of the net loss of ($1,125,021) reduced by increases in non-cash costs, primarily loss on sale of subsidiary of $316,343, accrued payroll of $236,978, stock based compensation of $104,379, and accrued liabilities – related party of $75,000.

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

PART II—OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this amended Quarterly Report.

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KiNRG, Inc.

	By:	/s/ Ronald W. Pickett
	Name:	Ronald W. Pickett
	Title:	Chief Executive Officer
(Principal Accounting Officer)
Date: February 24, 2026