Form 10-K
period 2025-12-31
KiNRG, Inc.
filed 2026-03-23
CIK 95572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-09376

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

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $27,172,316 as of June 30, 2025, based upon a price of $1.00 per share, as determined by the Company’s board of directors, for the registrant’s common stock on such date.

On March 18, 2026, a total of 56,900,743 shares of our common stock were outstanding.

i

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains information that may not be historical facts but should be considered to be “forward-looking statements” as that term is defined by the federal securities laws. All forward-looking statements are based upon current expectations and various assumptions and apply only as of the date that this document is written. The Company’s expectations, beliefs, and projections are expressed in good faith, and the Company believes there is a reasonable basis for them. However, there can be no assurance that these expectations, beliefs and projections will be achieved or if they are achieved that the forward-looking statements contained herein will come to fruition.

Forward-looking statements are generally identified by the words “may”, “will”, “could”, “would”, “should”, “expect”, “intend”, “plan”, “anticipate”, “hope”, “believe”, “estimate”, “predict”, “likely”, “project”, “potential”, “continue”, “ongoing”, “forecast”, “strategy” as well as variations of such words or similar expressions.

Forward-looking statements involve known and unknown risks, future risks, uncertainties, matters which are beyond the Company’s control, and any or all of these or other factors could cause actual results or plans to differ materially from those expressed, implied or contemplated. The forward-looking information is based on various factors, including but not limited to, economic, legislative, industry, and other circumstances, and is derived using numerous assumptions. The identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the likelihood of achieving the performance enumerated in those forward-looking statements.

These forward-looking statements reflect the Company’s current views about future events and are subject to risks, uncertainties and assumptions. Forward-looking statements include, but are not limited to, statements concerning the Company’s

●	business plans and strategy;

●	projected profitability, performance, or cash flows;

●	future capital expenditures;

●	growth strategy, including the ability to grow organically and through mergers and acquisitions (“M&A”);

●	anticipated financing needs;

●	business trends;

●	capital allocation strategy;

●	liquidity and capital management; and

●	other information that is not historical information.

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from those suggested by the Company’s forward-looking statements, including, but not limited to, those set forth in “Item 1. Business” and “Item 1A. Risk Factors” of this Form 10-K. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. The Company undertakes no obligation to update, revise or publicly release the results of any revision to any forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as may be required by law. Given these risks and uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

Unless the context provides otherwise, all references in this this Annual Report on Form 10-K to “KiNRG,” “we,” “us,” “our,” the “Company,” or similar terms, refer to KiNRG, Inc. and its directly and indirectly owned subsidiaries on a consolidated basis.

ii

PART I

Item 1. Business

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

We have designed, engineered, developed and are preparing to construct both smaller and large HydroThermal Reactors (HTR) that use benevolent, non-toxic natural elements to generate electricity economically by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing smaller and large HTR’s in the United States and abroad, the Company intends to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for electricity. The Company is developing a smaller “modular” reactor to support AI data centers and other applications where a constant 24/7/365 base load is required. The Company has been focused on retooling the large HTRs and is concentrating on the smaller HTR’s which will produce far less total annual mega watt hours but are designed to meet the needs of emerging AI data center energy requirements, which require a base load of energy 24/7/365. The large HTR’s is better suited to support the green hydrogen market. The smaller modular HTR will require less than half of the concrete needed for the large HTR, a quarter of the generating capacity, one third of the water and can be constructed in less than half the time.

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

The smaller HTR is estimated to cost less than $1.5 billion. Unlike the taller HTR, it is designed to maximize production during the coolest hours of the year and support a base load required by data centers. The reactor’s height is shortened to accommodate the shorter distance to support the evaporative process for cooler and more damp conditions. By comparison, the smaller HTR can be constructed in 12 to 15 months, uses less water and can be adapted to more climates. When connected to a data center (by others) the smaller HTR is projected to produce 150 MW’s to 200 MW’s of reliable power, 24/7/365, and by-pass the need for the data center to require power from the grid. After completion of construction, the reactors will be immediately operational. Each of the individual operating systems is tested and operational as part of the construction completion process. Those systems include the water injection system, turbine and hydraulic pressure system, generator production system, water collection and pumping system. The reactor is simply activated by the water injection system, and the entire reactor is immediately operational. However, the timeline to full operational status could be affected by factors such as final local inspections, interconnection testing with any co-located facilities (e.g., data centers or hydrogen production plants), or unforeseen commissioning delays, which we estimate could add several months in some cases, though we anticipate minimal delays given the integrated testing during construction.

The Company intends to pursue project financing to fund the construction of both its smaller and large downdraft renewable energy towers (collectively, the “HTRs”). Obtaining such project financing is expected to be contingent upon the Company entering into long-term power purchase agreements (also known as off-take agreements) with customers for each project. These agreements would guarantee the purchase and price of the energy produced, thereby providing a basis for ensuring that any debt associated with the project financing can be repaid. This method of financing is commonly used for renewable energy projects in the United States. If the Company is required to raise equity capital in connection with project financing, it intends to pursue equity investors for individual HTR projects and may seek assignments of proceeds from available investment tax credits or production tax credits. There can be no assurance that project financing will be available on acceptable terms or at all, or that any required equity capital or tax credits will be obtainable, which could materially impact the Company’s ability to develop and construct its HTRs.

Permitting for smaller and large HTR’s varies from state to state and country to country. In the United States, because the HTR has no carbon or toxic emission, there are no time-consuming Federal air permits required under laws such as the Clean Air Act. Other federal approvals, such as those related to water resources on federal lands (e.g., under the Bureau of Land Management if applicable) or environmental reviews under the National Environmental Policy Act (NEPA) or Endangered Species Act, are not anticipated based on our current design, but could arise depending on site-specific factors like proximity to protected habitats or federal waterways. Projects are “Behind the Meter” where no rights of way beyond the project site are required and they can be permitted by local jurisdictions. Local permits will vary depending on local procedures, rules and regulations. States will not require emission permits because the reactors have zero carbon emissions. The reactors will require standard construction permits conforming to local codes and water permits which will also vary from state to state as well as local jurisdictions. For construction permits, the typical process involves submitting site plans and engineering designs to local building departments for review, potential public comment periods, and inspections during construction, with timelines generally ranging from 3-12 months depending on jurisdiction complexity. Water permits, which may involve demonstrating sustainable sourcing and usage, are typically handled by state agencies (e.g., the California State Water Resources Control Board if sited in California) and could take 3-18 months, including assessments of water rights, availability, and environmental impact. In California, where we are investigating feasibility, additional state-level reviews under the California Environmental Quality Act (CEQA) may apply, potentially extending timelines if environmental impact reports are required. No site has currently been selected to evaluate the specific permitting requirements for any site, and as a result, no federal, state, or local approvals are currently in process or have been sought. No site has currently been selected to evaluate the specific permitting requirements for any site.

Each HTR project will seek “off take” agreements for its energy which it will need to obtain financing for each project. We anticipate that each project may involve different participants and dictate various structures for which the financing may not be available.

A Bold New Energy Solution

The United States and other nations are aggressively pursuing energy independence with clean, sustainable energy solutions. KiNRG offers a bold new approach to overcome the current limitations of other known alternative energy sources. The HydroThermal Reactor combines warm and dry air with water (hydro) which triggers the evaporative process (thermal) reaction which is contained within the walls of the Tower (reactor).

Industry Analysis

Electricity is one of the essential sources to meet our growing demand for energy. At the same time, greenhouse gas emissions, primarily CO2, must be reduced in order to protect the climate. To reconcile these two conflicting needs, more electricity from clean, renewable sources needs to be made available. Furthermore, there is a global demand for massive amounts of electricity to power the emerging AI industry. Lack of energy combined with an aging grid demand has accelerated the need for “Behind the Meter” stand alone systems such as the HTR.

Renewable energy sources are becoming increasingly important. The impact of the transition toward renewable energy sources becomes more apparent when looking at the amount of energy consumption expected in 2050: Worldwide in total more than 40.000TWh should come from renewables – this means a sevenfold increase from today.

For an industry that has focused heavily on solar and wind, supportive federal actions could help progress timelines for further expansion into new technologies, including advanced batteries and other forms of storage, offshore wind, and green hydrogen technology. As these new technologies, especially green hydrogen production and storage, move toward commercialization, we may see more power-to-x projects to store, convert, and reconvert surplus solar and wind power into carbon-neutral fuels and chemicals.

As renewable energy gains wider acceptance, competition may increase as large, well-capitalized companies enter the business. Although one or more may be successful, KiNRG believes that its technological expertise and early entry will provide a degree of competitive protection.

Background/Technology

Innovative Renewable Energy Technology

Over the past decade, KiNRG has used its resources to develop and refine a means to generate carbon free electricity with no residual waste, 24/7/365.

The concept of harnessing thermal energy from hot air and water has been contemplated for a number of years but no one has been able to create an economic model that was stable, viable, and sustainable. We have tested, prototyped, and patented our solution. A clean power source that does not degrade over years, that is safe for wildlife and birds, and complimentary to the ecosystem has arrived.

KiNRG has worked diligently with qualified and experienced management to bring this novel clean energy solution to market. The efforts have been supported by large successful companies in conjunction with academia. Consultants to the Company include department heads from universities including N.C. State University (Physicist), Penn State University (Meteorology), Georgia Tech (Aerospace & CFD), University of Oklahoma (Meteorology), and Milwaukee School of Engineering (Fluid Dynamics & CFD).

THE HYDROTHERMAL REACTOR

The working principle of the HTR is based on “Evaporative Cooling”, a fundamentally and accurately predictable scientific principle – “cold air sinks”. When water-soaked air evaporates, the result of the reaction is that the air is cooled. Locate a tall enough hollow tower in hot dry climate, saturate the incoming hot/dry air with water and the water soaked air near the top of the tower will immediately begin to react and evaporate, which means it cools and falls, creating a natural downdraft contained inside the hollow tower cylinder reactor.

Benefiting from 12 years of hourly weather statistics provided by the Department of Defense to the Company, a reliable data base of the weather 24/7/365 in Yuma, Arizona was created. Using that historical hourly weather data, the dimensions of the Tower were designed based on the amount of downdraft energy that is needed to be created to support the cost of constructing the Tower so that the project would more than pay for itself with the sales from the electricity to be sold.

The KiNRG staff and consultants are well experienced in construction and development. Once the construction challenge was overcome with contractors willing to guarantee fixed prices and date certain construction time frames, and knowing the science was sound, finding a suitable site and then completing a final design specific to a site is the goal.

Intellectual Property

We own six U.S. patents and two foreign patents. The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. Below is a summary of each of the seven patents including the issuance and expiration date.

Description	Issued by	Issuance Date	Expiration Date
Efficient Energy Conversion Devices	United States Patent and Trademark Office	2/21/12	2/20/32
Atmospheric Energy Extraction Devices	United States Patent and Trademark Office	8/27/13	8/26/33
Efficient Energy Conversion Devices and Methods	United States Patent and Trademark Office	2/4/14	2/13/34
Atmospheric Energy Extraction Devices	United States Patent and Trademark Office	5/20/14	5/12/34
Methods and Apparatus for Compression and Release and Conversion of Compressed Air Energy	United States Patent and Trademark Office	4/27/21	4/26/41
Multi-Stage Wind Turbines	United States Patent and Trademark Office	11/01/22	10/31/42
Morocco patent for the Multi-Stage Wind Turbines	Office Marocian De La Propiete Industrielle Et Commerciale	9/28/22	9/27/42
Kuwait Patent for the Multi-Stage Wind Turbines	Ministry of Commence & Industry, Trade marks & Patents Department	9/30/25	9/30/45

KiNRG believes our intellectual property rights provide a barrier to entry for potential competitors. The patents cover a system of efficiently extracting energy while using “simple and proven” methods with “off the shelf” components, producing cost effective energy. KiNRG has recently filed more applications for additional coverages.

Two scientific principles impact wind energy. First, when one doubles wind velocity the kinetic energy is cubed. That is why Hurricane Category 1 begins with winds of 74 mph, and Category 5 begins with winds of 157 mph. Minimal damage is expected from 74 mph winds, while 157 mph sustained winds can be totally destructive. Second, Betts Law states that no turbine can capture more than 59.3% of the wind’s kinetic energy in an “open environment”. Add to those two scientific facts, traditional wind turbines are hooked directly to their generators and “brake” in wind speed in excess of 35 mph to avoid damaging the generator.

The HTR creates internal downdraft wind velocities in the Tower up to 50 mph, but when “convergence” occurs and the pressure in the tower achieves “Steady State” the design pushes the wind from the tower and compresses it into wind tunnels easily exceeding speeds of 100 mph in the tunnels.

Integral patents cover the extraction of energy from these high, very energetic wind velocities. . First, the patents cover multiple turbines in the same tunnel. Unlike standard wind turbines in an open field which get only one access to the wind, by placing turbines down the line inside the tunnels, trailing turbines access the “left over” energy from the same high velocity winds. To overcome the “braking” necessary in standard turbines, the patents cover the turbines spinning hydraulic pumps which pressure a “closed loop” hydraulic drive system which spins generators located on the ground in an air-conditioned easy to service environment next to each tunnel. Multiple sized generators are in the generator rooms which are sequentially engaged to absorb the amount of hydraulic pressure created by the variable wind velocities in the tunnels. All components are “off the shelf” and there is nothing being done that is not a currently proven technique - but KiNRG owns the patent.

A significant portion of the electricity produced by the HTR will be consumed by our onsite tenant/s (in some cases all). KiNRG will have options to sell whatever excess power is produced to specific entities offsite. Power from the HTR can also be transmitted to a nearby power grid.

When the HTR is properly located in a suitable hot/dry location, the HTR solution will create zero carbon emission energy at a cost comparable, if not less, than traditional fossil fuel powered facilities and traditional solar and wind. The tower generates alternating current (AC) and can concurrently easily generate direct current (DC) which can be transmitted up to 2,500 miles, widening the market opportunities for these towers outside of the required meteorological siting conditions.

Global Energy Generation Calculator

Many countries around the globe have initiated programs to significantly cut greenhouse gas emissions by limiting and eventually eliminating the use of fossil fuels and replacing them in an orderly fashion with renewable sources of energy. The KiNRG HTR’s will be a participant in this evolutionary change in electrical energy production. Additionally, support and development of the Data Center market is virtually limitless.

KiNRG has developed a unique software platform for evaluating and rating specific geographic sites around the globe, “The Energy Calculator” (EC) that will sustain and provide a suitable environment for a HTR. The EC takes existing statistical weather data accumulated from within a radius of 100 miles from an existing airport (hourly temperatures, relative humidity, wind speeds etc.) and translates to elevations from ground level to 4000 feet. This data along with geographic intelligence and data available from international archived satellite weather data is entered into our system. The propriety algorithms then determine the exact dimensions of the proposed energy tower, along the performance output for that location. KiNRG’s “Energy Calculator” has enabled the Company to design a smaller modular version of the full tower that can support a 24/7/365 base load capacities to power AI data centers.

Business Model

The business model of our Company is to create an Energy Compound of Towers and to co-locate high consumption energy consumers such as AI data centers, green hydrogen production facilities and/or green steel in US to be developed individually with a common water supply and electrical grid access. Energy Compounds could actually be developed simultaneously in North America, North Africa (to serve the European grid by piping direct current across the Mediterranean), India and the Middle East. The world market can support all the materials needed and the market for carbon free energy is strong. The cost per kilowatt is similar to that of a typical coal or gas-fired facility. KiNRG is seeking to take advantage of this solution with the goal of bringing the first project to market. It is expected that utilizing the remaining energy to manufacture green hydrogen may further contribute to the positive environmental aspects of the project.

Project Partnering

KiNRG’s business plan involves potential “partnering” with various entities such as utilities, sovereign nations and independent power producers, to provide the ability to bring this solution to the market as rapidly as possible.

Each HTR is its own independent project. KiNRG’s involvement in each project is to facilitate the Tower’s development with its expertise, intellectual property and project management team. KiNRG will receive development fees, licensing fees, and royalties on power sales from each project and/or ownership interests.

Coordinated World Class Expertise

KiNRG has evaluated potential sites for a possible first Tower here in the United States and received key patents to protect its techniques to extract the energy from the HTR.

Customers

Energy produced by the HTR could provide low cost electricity to the power grid. KiNRG plans to ultimately build and operate HTR’s with co-located Eco-Energy Industrial Parks housing carbon free energy consumers and sell the electricity either through contracts with utilities, which is the traditional method for independent power plants, or directly into the open market or electricity commodities market like a merchant plant similar to many natural gas fired power plants. The Company may also sell the power plants themselves to large customers or utilities and/or operate such plants for customers or utilities.

Markets

KiNRG has successfully researched the feasibility of locating HTR’s along the US/Mexico border from Southern California to Texas within 100 miles from the border. Most of Australia will support HTR’s, western regions of India are suitable, while the best environments stretch from Morocco through Egypt and basically cover the entire Middle East.

Competition

The HTR project requires specific site and appropriate weather conditions. Given these constraints and the increasing focus on renewable energy to offset the environmental problems caused by fossil fuels, the renewable energy industry is highly competitive.

In the markets where KiNRG plans to conduct its business, it will compete with many energy producers including electric utilities and large independent power producers. There is also competition from fossil fuel sources such as natural gas and coal, and other renewable energy sources such as solar, traditional wind, hydro and geothermal. The competition depends on the resources available within the specific markets.

Although the cost to produce clean, reliable, renewable energy is becoming more competitive with traditional fossil fuel sources, it generally remains more expensive to produce, and the reliability of its supply is less consistent than traditional fossil fuel. Deregulation and consumer preference are becoming important factors in increasing the development of alternative energy projects.

KiNRG believes that governments and consumers recognize the importance of renewable energy resources in the energy mix, and are facilitating the implementation of wind and other renewable technologies through renewable portfolio standards and revenue and tax incentives.

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

The HTR has the capability of being operated with virtually no carbon footprint, fuel consumption, or waste production. The technology has the potential to generate clean, cost effective and efficient electrical power without the damaging effects caused by using fossil or nuclear fuels, and other conventional power sources. KiNRG also believes that increasing emphasis on green technologies and governmental incentives in the energy industry should have a positive long-term effect on KiNRG’s planned business.

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

International treaties and protocols, have significantly impacted the development and implementation of renewable energy technologies. Certain countries and regions also have established emission trading programs. Under emission trading programs, utilities and factories are permitted to produce a certain level of emissions. If such an entity produces fewer emissions than its allotment, the entity may sell its excess allotment to parties exceeding their emissions allotments. To date, these mechanisms are at an early stage of development within the United States. Credit trading provides the potential for creating additional income for renewable energy producers, rationalizing of electricity prices for utilities and reducing the overall retail price for green power.

The Company believes that increasing emphasis on green technologies and governmental incentives in the renewable energy industry should have a positive long-term effect on KiNRG’s planned business.

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

Employees

As of March 18, 2026, the Company had a total of two full-time employees. The Company has agreed to and will add additional staff in the areas of engineering, marketing and administration in the future. The Company relies on a number of expert consultants that have been advising the Company during the previous years.

Corporate History and Structure

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

The Company was incorporated under the laws of the State of Idaho on January 22, 1962, as Superior Mines Company. In 1964, the Company’s name was changed to Superior Silver Mines, Inc. On December 27, 2010, the Company reincorporated as a Nevada corporation. Prior to the Merger, the Company had been dormant for a number of years and had no known mineral reserves. The Company has changed its name as follows: On January 21, 2011, from Superior Silver Mines, Inc. to Clean Wind Energy Tower, Inc.; on March 11, 2013, to Solar Wind Energy Tower Inc.; and on December 28, 2025, to KiNRG, Inc. On December 28, 2020, the Company’s subsidiary Solar Wind energy, Inc. changed its name to KiNRG Global Solutions, Inc. On September 8, 2025, the Company filed Form 10-12G which became effective followed by filing its third quarter 10-Q. The Company has not registered to trade as yet on any exchange.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K before purchasing our common stock. If any of the following risks actually occur, we may be unable to conduct our business as currently planned and our financial condition and results of operations could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business and the Industry in Which We Compete

We are an early development stage company. We have not yet commenced with the construction of our Downdraft Towers or the production of electricity.

The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan. As a development stage entity, the Company is subject to many of the risks common to such enterprises, including the ability of the Company to implement its business plan, market acceptance of its proposed business, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, and uncertainty of the Company’s ability to generate revenues. There can be no assurance that the Company’s activities will be successful or result in any revenues or profit for the Company, and the likelihood of the Company’s success must be considered in light of the stage in its development. To date, the Company has generated no revenue and has generated losses.

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

Potential investors should also be aware of the difficulties normally encountered by new renewable energy companies. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the inception of the enterprise that we plan to undertake. These potential problems include, but are not limited to, raising capital to implement each of the HTR’s, unanticipated problems relating to construction, operation and distribution, and additional costs and expenses that may exceed current estimates.

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

The Company has experienced negative cash flows from operations since its inception. The Company will be required to spend substantial funds to continue research and development. It is estimated that the cost of permitting and constructing large HTR’s will be in excess of $2 billion and the cost of a green hydrogen plant will be in excess of $1.2 billion. In addition, we will need to raise funds for working capital purposes. The Company will need to raise additional capital. The Company anticipates the cost of smaller HTR’s will be less than half the cost of the large HTRs and will be co-located with AI data centers which will be funded by others. The Company anticipates that long term energy (off take agreements) for the supply of electricity required for the AI data centers will support and enable the needed financing for the smaller HTR. The Company’s capital requirements will depend on many factors, primarily relating to the problems, delays, expenses and complications frequently encountered by development stage companies; construction and permitting delays and related issues; the progress of the Company’s research and development programs; the costs and timing of seeking regulatory approvals of the Company’s products under development; the Company’s ability to obtain such regulatory approvals; costs in filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights; the extent and terms of any collaborative research, manufacturing, marketing, or other arrangements; and changes in economic, regulatory, or competitive conditions or the Company’s planned business.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and adversely affect our business, financial condition, and results of operations.

The report of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2024 and 2023 includes an explanatory paragraph stating that our recurring losses from operations, negative cash flows from operating activities, and accumulated deficit raise substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next 12 months and could signal to lenders, suppliers, customers, and other counterparties that our ability to continue as a viable business is uncertain.

Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to obtain sufficient additional funding or generate sufficient revenue to meet our operating expenses and other obligations as they come due, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, restructure or refinance our indebtedness, or file for bankruptcy protection. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations, or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of sufficient financing or other resources, we may not be able to continue as a going concern, which could result in the liquidation of our assets at values significantly lower than those recorded in our financial statements, and investors could lose all or a significant portion of their investment in our securities.

Our ability to continue as a going concern will depend on our ability to successfully execute our business plan, including increasing revenues, reducing operating expenses, and securing additional financing on acceptable terms. However, there can be no assurance that we will be able to achieve these objectives, and the presence of the going concern qualification may make it more difficult or costly to raise additional capital, further exacerbating our liquidity challenges.

The Company’s strategies for development of the business might not be successful.

The Company is currently evaluating potential development strategies for the further development of HTR technology and implementation of the construction of HTR’s. It may take several years, if ever, for the Company to achieve cumulative positive cash flow. The Company could experience significant difficulties in executing its business plan, including: inability to successfully implement the Company’s business plan; changes in market conditions; inability to obtain necessary financing; delays in completion of the Company’s projects or their underlying technologies; inaccurate cost estimates; changes in government or political reform; or the Company may not benefit from the proposed projects as the Company expected. The Company’s inability to develop and market the Company’s HTR’s successfully and to generate positive cash flows from these operations in a timely manner would have a material adverse effect on the Company’s ability to meet the Company’s working capital requirements.

We expect to rely upon strategic relationships in order to execute our business plan and the Company may not be able to consummate the strategic relationships necessary to execute its business plan.

The Company plans to enter into and rely on strategic relationships with other parties, in particular to acquire rights necessary to develop and build proposed HTR’s and to develop and build such projects. These strategic relationships could include licensing agreements, partnerships, joint ventures, or merger or acquisition activity. The Company believes that these relationships will be particularly important to the Company’s future growth and success due to the size and resources of the Company and the resources necessary to complete the Company’s proposed projects. The Company may, however, not be able to successfully identify potential strategic relationships.

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

Successful completion of a particular project may be adversely affected by numerous factors, including: (i) delays in obtaining required governmental permits and approvals with acceptable conditions; (ii) uncertainties relating to land costs for projects ; (iii) unforeseen engineering problems; (iv) construction delays and contractor performance shortfalls; (v) work stoppages; (vi) cost over-runs; (vii) equipment and materials supply; (viii) adverse weather conditions; and (ix) environmental and geological conditions.

The estimates and projections contained herein may not be realized.

Any estimates or projections have been prepared on the basis of assumptions and hypotheses, which the Company believes to be reasonable. However, no assurance can be given that the potential benefits described herein will prove to be available. Such assumptions are highly speculative and, while based on management’s best estimates of projected sales levels, operational costs, consumer preferences, and the Company’s general economic and competitive conditions in the industry, there can be no assurance that the Company will operate profitably or remain solvent. To date, the Company has not operated profitably and has a history of losses. If the Company’s plans prove unsuccessful, investors could lose all or part of their investment. There can be no assurance that the Company will be able to generate any revenue or profits.

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

Our smaller modular HTR may not achieve projected performance, cost, or operational timelines, and delays in commissioning or interconnection could materially and adversely affect our business, financial condition, results of operations, and prospects.

The Company’s smaller modular HydroThermal Reactor is estimated to cost less than $1.5 billion and is designed to be constructed in approximately 12 to 15 months. These cost and construction timeline estimates are based on current engineering designs, anticipated material and labor costs, and assumptions about regulatory and permitting processes, all of which are subject to significant uncertainty. Actual costs could substantially exceed our estimates due to factors including, but not limited to, increases in material, equipment, and labor costs, supply chain disruptions, unforeseen engineering or design challenges, and changes in applicable building codes, water permitting requirements, or other regulatory standards. Construction timelines may similarly be extended by adverse weather conditions, contractor performance shortfalls, work stoppages, permitting delays, or other unforeseen events.

The smaller HTR is projected to produce 150 MW to 200 MW of reliable power on a continuous 24/7/365 basis when connected to a co-located data center. However, we have not yet constructed or operated a smaller HTR at commercial scale, and there can be no assurance that the reactor will achieve these projected power output levels. Actual energy output will depend on site-specific meteorological conditions, the performance of key operating systems—including the water injection system, turbine and hydraulic pressure system, generator production system, and water collection and pumping system—and other factors that may differ materially from our current assumptions. Meteorological data collected during the development phase may differ from actual conditions encountered after the reactor is erected, and short-term variations in weather patterns could result in lower-than-anticipated energy production.

Although we anticipate that each smaller HTR will be immediately operational upon completion of construction through integrated testing of individual operating systems during the construction process, the timeline to full operational status could be affected by a number of factors. These factors include delays associated with final local inspections, interconnection testing with co-located facilities such as data centers or hydrogen production plants, and unforeseen commissioning challenges, any of which could add several months or longer to the projected timeline. The connection of the smaller HTR to a data center is expected to be performed by third parties, and we will have limited control over the timing, quality, or success of such interconnection work. If third-party interconnection is delayed or fails to meet technical requirements, the reactor may be unable to deliver power as planned, which could impair our ability to satisfy off-take agreements or generate anticipated revenues.

In addition, the smaller HTR is designed to maximize production during the coolest hours of the year and to support a base load required by data centers, which limits its optimal operating conditions to cooler and more damp climates. While the Company believes the smaller HTR can be adapted to a broader range of climates than the larger HTR, there can be no assurance that the reactor’s design will perform as expected across all targeted geographies. Any failure to achieve projected performance levels, cost targets, or operational timelines for the smaller HTR could result in forfeited deposits, lost revenue opportunities, breach of contractual commitments, reputational harm, and a material adverse effect on our business, financial condition, results of operations, and prospects.

Increased competition from large, well-capitalized companies in the renewable energy industry could materially and adversely affect our business, financial condition, results of operations, and prospects.

The renewable energy industry is highly competitive, and as renewable energy gains wider acceptance, competition may increase as large, well-capitalized companies enter the business. We face significant competition from large power project developers, including electric utilities and large independent power producers, that have greater project development, construction, financial, human resources, marketing, and management capabilities than the Company. These competitors have established track records of completing projects and may be able to acquire funding more easily to develop and construct projects. They also have established relationships with energy utilities, transmission companies, equipment suppliers, and plant contractors that may make our access to such parties more difficult. In addition to competition from other renewable energy industry participants, we face competition from traditional fossil fuel sources such as natural gas and coal, and other renewable energy sources such as solar, traditional wind, hydro, and geothermal.

Although KiNRG believes that its technological expertise and early entry into the downdraft renewable energy market will provide a degree of competitive protection, there can be no assurance that these advantages will be sufficient to compete effectively against larger, better-resourced competitors. Our HTR technology has not yet been commercially deployed, and established competitors may develop or acquire competing technologies, offer more favorable pricing, or leverage their existing customer relationships to secure off-take agreements or project financing ahead of us. Moreover, our limited operating history, early-stage development, and lack of a demonstrated commercial track record may place us at a competitive disadvantage when pursuing customers, partners, lenders, and investors. If we are unable to compete effectively, our ability to secure project sites, off-take agreements, financing, and market share could be materially impaired, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We intend to rely on project financing to fund the construction of our HTRs, which is expected to be contingent upon our ability to enter into long-term off-take agreements, and we may be unable to obtain such financing or agreements on acceptable terms or at all.

The Company intends to pursue project financing to fund the construction of both its smaller and large downdraft renewable energy towers (collectively, the “HTRs”). Obtaining such project financing is expected to be contingent upon the Company entering into long-term power purchase agreements (also known as off-take agreements) with creditworthy customers for each project. These agreements would guarantee the purchase volume and price of the energy produced, thereby providing lenders with assurance that any debt associated with the project financing can be serviced and repaid. This method of financing is commonly used for renewable energy projects in the United States; however, there can be no assurance that we will be able to enter into such off-take agreements on favorable terms, or at all, due to factors such as market demand for our energy output, competition from other renewable energy sources, regulatory changes affecting energy markets, or perceptions of the viability and reliability of our downdraft technology.

Each HTR project will seek off-take agreements for its energy, and we anticipate that each project may involve different participants, counterparties, and financing structures. As a result, financing arrangements will need to be negotiated on a project-by-project basis, and there can be no assurance that suitable financing structures will be available for any given project. Even if we secure off-take agreements, project financing may not be available on acceptable terms, or at all. Lenders may require stringent conditions, including high interest rates, significant collateral, or equity contributions, which could increase our overall cost of capital. Economic conditions, such as rising interest rates, inflation, or disruptions in credit markets, could further limit access to financing.

If the Company is required to raise equity capital in connection with project financing, it intends to pursue equity investors for individual HTR projects and may seek assignments of proceeds from available investment tax credits (“ITCs”) or production tax credits (“PTCs”) under the U.S. Internal Revenue Code. However, the availability and value of these tax credits are subject to legislative changes, phase-outs, or elimination, and there is no guarantee that we will qualify for or effectively monetize them. Changes in tax policy, such as those potentially arising from shifts in U.S. federal administration or congressional priorities, could reduce or eliminate these incentives, making our projects less attractive to investors. There can be no assurance that project financing will be available on acceptable terms or at all, or that any required equity capital or tax credits will be obtainable, which could materially impact the Company’s ability to develop and construct its HTRs. If we are unable to obtain sufficient project financing or alternative capital, we may be forced to delay, scale back, or abandon HTR construction projects, which could result in forfeited deposits, lost revenue opportunities, damage to our reputation with partners and customers, and a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Environmental damage may result from the development and operation of our proposed projects. The construction of our proposed initial HTR involves, among other things, land excavation and the installation of concrete foundations. Equipment can be a source of environmental concern, including noise pollution, damage to the soil as a result of oil spillage, and peril to certain migratory birds and animals that live, feed on, fly over, or cross the property. In addition, environmental regulators may impose restrictions on our operations, which would limit our ability to obtain the appropriate zoning or conditional use permits for our project. We may also be assessed significant financial penalties for any environmental damage caused on properties that are leased, and we may be unable to sell properties that are owned. Financial losses and liabilities that may result from environmental damage could affect our ability to continue to do business.

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

The wind and solar energy industry in California is highly competitive since wind and solar play an integral role in the electricity portfolio in California.

KiNRG is investigating the feasibility of locating an HTR in California. Since wind and solar play an integral role in the electricity portfolio in California and wind energy require a significant amount of land resource, the wind and solar energy industry in California is highly competitive. Wind and solar developers compete for leased and owned land with favorable wind characteristics, limited supply of turbines and contractors, and for purchasers and available transmission capacity. There is no guarantee that we will be able to acquire the significant land resources needed to develop projects in California.

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

We are seeking to reach agreements for the provision of key aspects of our business with foreign operators. Accordingly, we may become subject to legal, economic and market risks associated with operating in foreign countries, including:

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

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods and tornadoes, and pandemic health events such as COVID, as well as man-made disasters, including acts of terrorism and military actions. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

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

The Company’s business will be adversely affected if the Company is unable to protect its intellectual property rights from unauthorized use or infringement by third parties.

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

Risks Related to Ownership of our Common Stock

We are a “smaller reporting company” and we have elected to comply with certain reduced reporting and disclosure requirements which could make its common stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Regulation S-K of the Securities Act of 1933, as amended, which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in this document. As a result of these reduced reporting and disclosure requirements our financial statements may not be comparable to SEC registrants not classified as emerging growth companies.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer a “smaller reporting company”. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Investors may find our common stock less attractive as a result of our election to utilize these exemptions, which could result in a less active trading market for our common stock and/or the market price of our common stock may be more volatile.

A sale or perceived sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

All of our executive officers and directors and certain of our stockholders and warrant holders have agreed not to sell shares of our common stock for a period of 180 days following the effectiveness of our Registration Statement on Form 10, subject to extension under specified circumstances. Common stock subject to these lock-up agreements will become eligible for sale in the public market upon expiration of these lock-up agreements, subject to limitations imposed by Rule 144 under the Securities Act of 1933, as amended. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to short our common stock. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over medical epidemics, energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns (including the current downturn related to the current COVID-19 pandemic), volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

Our directors, executive officers, and their respective affiliates, will beneficially own approximately 46.3% of our outstanding shares of common stock. As a result, these stockholders, acting together, could have the ability to have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our share price may be volatile, and you may lose all or part of your investment.

The executive officers, directors, and their respective affiliated entities will in the aggregate beneficially own approximately 46.3% of our outstanding common stock. As a result, these stockholders, acting together, could have significant control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial.

We do not intend to pay dividends for the foreseeable future, which could reduce the attractiveness of our stock to some investors.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. In addition, we may incur debt financing to further finance our operations, the governing documents of which may contain restrictions on our ability to pay dividends.

Provisions in our articles of incorporation and bylaws and Nevada law may discourage, delay or prevent a change of control of our company and, therefore, may depress the trading price of our stock.

Our articles of incorporation and bylaws contain provisions that may discourage, delay or prevent a change of control that our stockholders may consider favorable. These provisions:

●	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

●	prohibit stockholder action to elect or remove directors by majority written consent;

●	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;

●	prohibit our stockholders from calling a special meeting of stockholders; and

●	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

We may be subject to securities litigation, which is expensive and could divert management attention.

In the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2025 and 2024 and if they continue to be ineffective could result in material misstatements in our financial statements.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. In connection with the audit of our consolidated financial statements for the years ended December 31, 2025 and 2024, our management concluded that the Company had material weaknesses in its internal controls because we did not have adequately designed internal controls to ensure the timely preparation and review of the accounting for certain complex, non-routine transactions by those with appropriate technical expertise, which was necessary to provide reasonable assurance that the Company’s consolidated financial statements and related disclosures would be prepared in accordance with generally accepted accounting principles in the United States of America. In addition, we did not have adequately designed and documented financial close and management review controls to properly detect and prevent certain accounting errors and omitted disclosures in the financial statements and related footnotes. We intend to invest as soon as practicable in resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

We may not qualify for OTC Market inclusion, and therefore you may be unable to sell your shares.

We believe that our common stock will become eligible for quotation on the OTC Market. No assurances can be given, however, that this eligibility will be granted. OTC Market eligible securities include securities not listed on a registered national securities exchange in the United States and that are also required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1933, as amended (the “Securities Act”), and require that the company be current in its periodic securities reporting obligations.

Among other matters, in order for our common stock to become OTC Market eligible, a broker/dealer member of the Financial Industry Regulatory Authority (“FINRA”), must file a Form 211 with FINRA and commit to make a market in our securities once the Form 211 is approved by FINRA. As of the date of this Annual Report on Form 10-K, a Form 211 has not been filed with FINRA by any broker/dealer. If for any reason our common stock does not become eligible for quotation on the OTC Market or a public trading market does not develop, purchasers of shares of our common stock may have difficulty selling their shares should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTC Market, any quotation of our common stock would be conducted in the “Pink Sheets” market. As a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell. Further, if our common stock is considered a “penny stock,” the protection provided by the federal securities laws relating to forward looking statements would not apply to us.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The OTC Market does not meet such requirements and if the price of our common stock is less than $5.00, our common stock may be deemed a penny stock. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares once our common stock is publicly traded.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we may not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

FINRA sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares once publicly traded, have an adverse effect on the market for our shares, and thereby depress our share price.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. Our approach to cybersecurity risk management is aligned with our risk profile and business.

We intend to leverage the support of third-party information technology and security providers, including to perform a risk assessment designed to identify, assess, and manage cybersecurity risks. Further, we will develop a formal, documented process to assess the data protection practices of certain third-party vendors that may handle sensitive information on our behalf.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us or our business strategy, results of operations or financial condition, we could, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

Our Board of Directors is responsible for the strategic leadership and direction of our cybersecurity program. Our Board has oversight over cybersecurity risks. Our management provides periodic presentations to the Board on our cybersecurity program, including updates on cybersecurity risks and related cybersecurity strategy, as applicable.

Item 2. Properties.

We do not own any real estate or other properties materially important to our operations. Our headquarters are currently located in Annapolis, MD and the Company shares space at a location in Herndon, VA. Additionally, the CEO maintains an office at 1213 Culbreth Drive Suite 103, Wilmington, NC 28405. We believe that our current office facilities are suitable and adequate to meet our needs as they are contemplated to be conducted.

Item 3. Legal Proceedings.

In March 2026, the Company received notification of a lawsuit by the holder of the Company's note demanding payment of principal in the amount of $80,000 and accrued interest in the amount $121,883. The Company's legal counsel is current reviewing this case. The company believes this lawsuit is without merit, and plans to vigorously defend its position. The entire amount of principal and interest appears on the Company's balance sheet, and no additional liability has been recorded.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was previously quoted on the OTC ID (formerly the OTC Pink) market under the symbol “SWET.” On September 16, 2019, the U.S. Securities and Exchange Commission (the “SEC”) instituted administrative proceedings against the Company pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), File No. 3-19456, due to the Company’s failure to comply with the reporting requirements of Section 13(a) of the Exchange Act, including the filing of annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. On October 8, 2019, the SEC issued an order revoking the registration of each class of the Company’s securities registered pursuant to Section 12 of the Exchange Act.

As a result of the revocation, our common stock ceased trading on the OTC ID market, and since October 2019, our common stock has not been listed, traded, or quoted on any national stock exchange or on the OTC Markets.

On September 8, 2025, we filed a Registration Statement on Form 10 with the SEC to re-register our common stock and resume our reporting obligations under the Exchange Act. Following the effectiveness of that Registration Statement, we filed our Quarterly Report on Form 10-Q for the third quarter of 2025. On January 23, 2026, we filed an amendment on Form 10-12G/A addressing SEC staff comments.

As of the date of this Annual Report on Form 10-K, our common stock is not registered to trade on any exchange. It is our intention to seek quotation of our common stock on a national exchange (e.g. NYSE or Nasdaq) or another platform maintained by OTC Markets Group, Inc. (the “OTC Markets”). In order for our common stock to become eligible for quotation on the OTC Markets, a broker-dealer member of the Financial Industry Regulatory Authority (“FINRA”) must file a Form 211 with FINRA and commit to make a market in our securities. As of the date of this Annual Report, a Form 211 has not been filed with FINRA by any broker-dealer. There can be no assurance that our common stock will become eligible for quotation or that an active trading market will develop.

Holders

As of March 18, 2026, there were approximately 1,421 holders of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, nor do we anticipate paying any in the foreseeable future. We expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2025, the Company issued 60,000 shares of common stock sold for cash and warrants to purchase an additional 60,000 shares of common stock at an exercise price of $1.00 per share to certain accredited investors. The aggregate consideration received was $60,000 in cash.

In June 2025, the Company issued 190,000 shares of common stock and warrants to purchase an additional 190,000 shares of common stock at an exercise price of $1.00 per share to certain accredited investors. The aggregate consideration received was $190,000 in cash.

On June 30, 2025, the Company issued 150,000 shares of common stock to its directors in satisfaction of $150,000 in accrued director fees, based on a conversion price of $1.00 per share.

On June 30, 2025, the Company issued 250,000 shares of common stock to a related party in satisfaction of a note payable in the amount of $250,000, based on a conversion price of $1.00 per share.

On June 30, 2025, the Company issued 180,000 shares of common stock to its officers in satisfaction of $180,000 in accrued salaries, based on a conversion price of $1.00 per share.

On September 3, 2025, the Company issued 773,850 shares of common stock to a board member from common stock to be issued, for the prior conversion of preferred stock.

On September 29, 2025, the Company issued 500,000 shares of common stock at a price of $1.00 per share to certain accredited investors. The aggregate consideration received was $500,000 in cash.

On September 30, 2025, the Company issued 1,883,700 shares of common stock to a board member from common stock to be issued, for the prior conversion of preferred stock.

On September 30, 2025, the Company issued 150,000 shares of common stock at a price of $1.00 per share for the exercise of warrants at a price of $1.00 per share. There was no gain or loss recorded on this transaction as the conversion occurred at the exercise price established in the warrant agreement.

On December 29, 2025, the Company issued 100,000 shares of common stock at a price of $1.00 per share for the exercise of warrants at a price of $1.00 per share. There was no gain or loss recorded on this transaction as the conversion occurred at the exercise price established in the warrant agreement.

On December 29, 2025, the Company issued 1,125,000 shares of common stock with a fair value of $1,125,000 to its President as compensation for services. The Company charged the amount of $1,125,000 to stock based compensation.

Repurchases

We did not repurchase any shares during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future trends and operating results, our future capital needs and ability to obtain financings and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, working capital sources, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the future impact of the geopolitical conflicts in Israel and Ukraine, inflation and Federal Reserve interest rate increases in response thereto on the economy including the potential for a recession, downturn in economic activity and the capital markets.

Background of the Company

KiNRG, Inc. is a green energy company. Our core objective and focus is to become a leading provider of clean efficient green energy to the world communities at a reasonable cost without the destructive residuals of fossil fuel, while continuing to generate innovative technological solutions for today and tomorrow’s electrical power needs. KiNRG has designed, engineered, developed and is preparing to construct smaller and large “HydroThermal Reactors” that use benevolent, non-toxic natural elements to generate electricity economically by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing HydroThermal Reactors in the United States and abroad, the Company intends to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for electricity. We have assembled a team of experienced business professionals, engineering, and scientific consultants from institutions including University of Oklahoma, Penn State University, Georgia Teck, NC State and Milwaukee School of Engineering with the proven ability to bring the idea to market. KiNRG has filed and been issued patents. KiNRG has an office in Annapolis, MD, a shared office in Herdon, VA, and the CEO maintains an office in Wilmington, NC

Overview

Our core objective and focus is to become a leading provider of clean efficient green energy and green hydrogen to the world communities at a reasonable cost without the destructive residuals of fossil fuel, while continuing to generate innovative technological solutions for today and tomorrow’s electrical power needs.

We have assembled a team of experienced business professionals, engineering and scientific consultants with the proven ability to bring the idea to market. We have filed and been issued six patents in the United State and two patents outside the United States with additional patents pending outside the United States.

We have designed, engineered, developed and are preparing to construct both smaller and large HydroThermal Reactors (HTR’s) that use benevolent, non-toxic natural elements to generate electricity economically by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing smaller and large HTR’s in the United States and abroad, the Company intends to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for electricity. The Company is developing a smaller “modular” reactor to support AI data centers and other applications where a constant 24/7/365 base load is required. The Company has been focused on retooling the large HTR’s and is concentrating on the smaller HTR’s which will produce far less total annual megawatt hours but is designed to meet the needs of emerging AI data center energy requirements, which require a base load of energy 24/7/365. The large HTR’s is better suited to support the green hydrogen market. The smaller modular HTR will require less than half of the concrete needed for the large HTR, one third of the water, and can be constructed in approximately half the time.

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

The smaller HTR is estimated to cost less than $1.5 billion. Unlike the taller HTR, it is designed to maximize production during the coolest hours of the year and support a base load required by data centers. The reactor’s height is shortened to accommodate the shorter distance to support the evaporating process for cooler and more damp conditions. By comparison, the smaller HTR can be constructed in 12 to 15 months, uses less water and can be adapted to more climates. When connected to a data center (by others) the smaller HTR is projected to produce 150 MW’s to 200 MW’s of reliable power, 24/7/365, and by-pass the need for the data center to require power from the grid. After completion of construction, the reactors will be immediately operational. Each of the individual operating systems is tested and operational as part of the construction completion process. Those systems include the water injection system, turbine and hydraulic pressure system, generator production system, water collection and pumping system. The reactor is simply activated by the water injection system, and the entire reactor is immediately operational. However, the timeline to full operational status could be affected by factors such as final local inspections, interconnection testing with any co-located facilities (e.g., data centers or hydrogen production plants), or unforeseen commissioning delays, which we estimate could add several months in some cases, though we anticipate minimal delays given the integrated testing during construction.

The Company intends to pursue project financing to fund the construction of both its smaller and large HTR’s. Obtaining such project financing is expected to be contingent upon the Company entering into long-term power purchase agreements (also known as off-take agreements) with customers for each project. These agreements would guarantee the purchase and price of the energy produced, thereby providing a basis for ensuring that any debt associated with the project financing can be repaid. This method of financing is commonly used for renewable energy projects in the United States. If the Company is required to raise equity capital in connection with project financing, it intends to pursue equity investors for individual HTR projects and may seek assignments of proceeds from available investment tax credits or production tax credits. There can be no assurance that project financing will be available on acceptable terms or at all, or that any required equity capital or tax credits will be obtainable, which could materially impact the Company’s ability to develop and construct its HTR’s.

Permitting for smaller and large HTR’s varies from state to state and country to country. In the United States, because the HTR has no carbon or toxic emission, there are no time-consuming Federal air permits required under laws such as the Clean Air Act. Other federal approvals, such as those related to water resources on federal lands (e.g., under the Bureau of Land Management if applicable) or environmental reviews under the National Environmental Policy Act (NEPA) or Endangered Species Act, are not anticipated based on our current design, but could arise depending on site-specific factors like proximity to protected habitats or federal waterways. Projects are completely “Behind the Meter” where no rights of way beyond the project site are required and they can be permitted by local jurisdictions. Local permits will vary depending on local procedures, rules and regulations. States will not require emission permits because the reactors have zero carbon emissions. The reactors will require standard construction permits conforming to local codes and water permits which will also vary from state to state as well as local jurisdictions. For construction permits, the typical process involves submitting site plans and engineering designs to local building departments for review, potential public comment periods, and inspections during construction, with timelines generally ranging from 3-12 months depending on jurisdiction complexity. Water permits, which may involve demonstrating sustainable sourcing and usage, are typically handled by state agencies (e.g., the California State Water Resources Control Board if sited in California) and could take 3-18 months, including assessments of water rights, availability, and environmental impact. In California, where we are investigating feasibility, additional state-level reviews under the California Environmental Quality Act (CEQA) may apply, potentially extending timelines if environmental impact reports are required. No site has currently been selected to evaluate the specific permitting requirements for any site, and as a result, no federal, state, or local approvals are currently in process or have been sought. No site has currently been selected to evaluate the specific permitting requirements for any site.

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

As a development stage company, KiNRG has yet to earn revenues from its operations. KiNRG is developing plans to design and construct smaller and large HydroThermal Reactors (HTR’s) that use benevolent, non-toxic natural elements to generate electricity and clean water economically by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing HTR’s in the United States and abroad, the Company intends to be prepared to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for clean water and electricity. From our inception in July 2010, we have completed the following milestones, among others:

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

Income Taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Temporary difference between taxable income reported for financial reporting purposes primarily relate to the recognition of debt costs and stock-based compensation expenses. The adoption of ASC 740 “Income Taxes” did not have a material impact on the Company’s consolidated results of operations or financial condition.

Revenue Recognition

The Company has generated no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 606 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (DISE)” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not believe the adoption of this guidance will have a material effect on its Consolidated Financial Statements and segment disclosures.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the OBBBA are reflected in our results for the year ended December 31, 2025, and there was no impact to our income tax expense or effective income tax rate.

In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient for estimating expected credit losses on short term receivables and contract assets from revenue transactions. The guidance permits a simplified loss rate approach based on historical write-off experience and current conditions. The Company is evaluating the standard and its potential effect on the allowance for doubtful accounts and its consolidated financial statements.

Results of Operations

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

Revenue

The Company has not generated revenue since inception.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) were $2,364,934 for the year ended December 31, 2025, an increase of $1,159,580 or 96.2%, compared to $1,205,354 during the year ended December 31, 2024. SG&A expenses consisted primarily of payroll and related costs, stock based compensation, professional fees, consulting expenses, and director compensation.

Gain on Settlement of Accounts Payable

During the year ended December 31, 2025, the Company recorded a gain on settlement of accounts payable in the amount of $4,000. There was no comparable transaction in the prior period.

Interest Expense

Interest expense was $26,548 during the year ended December 31, 2025, a decrease of $15,534 or 36.9%, compared to interest expense of $42,082 during the year ended December 31, 2024. Interest expenses consists of interest on the Company’s note payable and related party loan payable.

Net Loss from Continuing Operations

For the reasons above, the Company had a net loss from continuing operations of $2,387,482 for the year ended December 31, 2025, an increase of $1,140,046 compared to $1,247,436 for the year ended December 31, 2024.

Net Loss from Discontinued Operations

Net loss attributable to discontinued operations was $317,123 during the year ended December 31, 2025, an increase of $212,528 or 203.2% compared to $104,595 during the year ended December 31, 2024. Discontinued operations consist of the activities of AGP; the Company sold its interest in AGP on February 17, 2025, and recorded a loss on sale of subsidiary in the amount of $316,343.

Consolidated Net Loss

For the reasons above, consolidated net loss was $2,704,605 during the year ended December 31, 2025, an increase of $1,352,574 or 100.0% compared to $1,352,031during the year ended December 31, 2024.

Net Loss Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest was $0 during the year ended December 31, 2025, a decrease of $20,089 compared to $20,089 during the year ended December 31, 2024. During the prior period, the Company held an 82.77% interest in Arizona Green Power (“AGP”); during the year ended December 31, 2025, the Company sold its interest in AGP, on February 17, 2025.

Net Loss Attributable to KiNRG

For the reasons above, net loss attributable to KiNRG was $2,704,605 during the year ended December 31, 2025, an increase of $1,372,663 compared to $1,331,942 during the year ended December 31, 2024.

Cash Flows from Operating Activities

Cash flows used in operating activities was $698,542 during the year ended December 31, 2025, a decrease of $198,906 or 22.2% compared to $897,448 during the prior period. The Company currently has no sales. Cash flows from operating activities consists of the net loss of $2,704,605 reduced by increases in non-cash costs, primarily loss on sale of subsidiary of $316,343, accrued payroll of $273,183, stock-based compensation of $1,264,173, and accrued liabilities – related party of $100,000.

Cash Flows Provided by Financing Activities

For the year ended December 31, 2025, cash provided by financing activities was $1,000,000, an increase of $400,000 or 66.7% compared to cash provided from financing activities of $600,000 during the prior period. Cash flows from financing activities consisted of proceeds from the sale of common stock of $750,000 and proceeds from the exercise of warrants of $250,000.

Liquidity and Capital Resources

As of March 12, 2026, we had cash on hand of approximately $122,583. Management believes this amount is not sufficient to meet our operating needs for the next 12 months, and in order to meet our working capital requirements, we will need to either raise sufficient capital or reduce our expenditures. We will rely on our ability to improve operating cash flow or raise additional capital through the sale of debt or equity securities in addition to our existing cash and cash equivalents to meet our working capital requirements for at least the next 12 months. There can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all, or that we will successfully implement cost-reduction initiatives or generate sufficient cash flows from operations.

The Company’s consolidated financial statements for the years ended December 31, 2025 and 2024 were prepared under the assumption that it would continue operations as a going concern. However, the factors listed above cause substantial doubt about the Company’s ability to continue as a going concern. Additionally, the report of the Company’s independent registered public accounting firm that accompanies the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024 contains a qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern. If we are unable to secure additional funding or achieve profitability, we may be required to curtail or cease operations, which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Management expects that global economic conditions will continue to present a challenging operating environment through 2026. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives. Working capital management will continue to be a high priority for 2026.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KiNRG, Inc. and subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KiNRG, Inc. and subsidiary (the Company) as of December 31, 2025 and 2024 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years period then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has not yet generated any significant revenue, has incurred recurring losses from operations, generated negative cash flows from operating activities and had an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 3, the Company has not yet generated any significant revenue, has incurred recurring losses from operations, generated negative cash flows from operating activities and had an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2022.

The Woodlands, Texas

March 20, 2026

KiNRG, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$328,466	$23,099
Prepaid expenses	-	12,126
Current assets - discontinued operations	-	3,909
Total current assets	328,466	39,134

Right of use asset, operating lease	9,471	8,525
Total assets	$337,937	$47,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	32,676	18,780
Accrued liabilities - related parties	50,000	100,000
Accrued payroll	570,164	476,981
Accrued interest	133,883	121,883
Lease liabilities - operating lease	9,471	8,525
Loans payable - related party	-	250,000
Notes payable	80,000	80,000
Other liabilities	7,511	11,511
Current liabilities - discontinued operations	-	31,265
Total current liabilities	883,705	1,098,945

Total liabilities	883,705	1,098,945

Commitments and Contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, 5,424,700 shares undesignated	-	-
Series A Convertible Preferred stock, par value $0.0001 per share, 500,000 shares designated, 0 shares issued and outstanding at December 31, 2025 and 2024	-	-
Series AA Convertible Preferred stock, par value $0.0001 per share, 3,000,000 shares designated, 0 shares issued and outstanding at December 31, 2025 and 2024	-	-
Series AAA Convertible Preferred stock, $0.0001 per share, 70,000 shares designated, 0 shares issued and outstanding at December 31, 2025 and 2024	-	-
Series AAAA Convertible Preferred stock, $0.0001 per share, 1,005,300 shares designated, 0 shares issued and outstanding at December 31, 2025 and 2024	-	-
Common stock, par value $0.0001, 250,000,000 shares authorized, 56,900,743 and 51,538,193 shares issued and outstanding at December 31, 2025 and 2024, respectively	5,690	5,154
Common stock to be issued, 0 and 2,657,550 shares at December 31, 2025 and 2024, respectively	-	265
Additional paid-in capital	28,465,847	25,607,397
Accumulated deficit	(29,017,305)	(26,312,700)
Stockholders’ deficit attributable to KiNRG, Inc.	(545,768)	(699,884)
Non-controlling interest	-	(351,402)
Total stockholders’ deficit	(545,768)	(1,051,286)

Total liabilities and stockholders’ equity	$337,937	$47,659

See the accompanying notes to the consolidated financial statements.

KiNRG, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024

Operating expenses:
Selling, general, and administrative expenses	$2,364,934	$1,205,354
Total operating expenses	2,364,934	1,205,354

Operating loss	(2,364,934)	(1,205,354)

Other expenses:
Gain on settlement of accounts payable	4,000	-
Interest expense	(26,548)	(42,082)
Total other expenses	(22,548)	(42,082)

Loss before provision for income taxes	(2,387,482)	(1,247,436)

Provision for income taxes	-	-

Net loss from continuing operations	(2,387,482)	(1,247,436)

Net loss from discontinued operations	(317,123)	(104,595)

Consolidated net loss	$(2,704,605)	$(1,352,031)

Less: Net loss attributable to non-controlling interest	-	(20,089)

Net loss attributable to KiNRG, Inc.	$(2,704,605)	$(1,331,942)

Net loss per common share from continuing operations, basic and diluted	$(0.043)	$(0.024)
Net loss per common share from discontinued operations, basic and diluted	$(0.006)	$(0.002)
Net loss per common share, basic and diluted	$(0.049)	$(0.026)

Weighted-average number of common shares outstanding, basic and diluted	54,832,811	51,190,679

KiNRG, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Series AA Preferred		Series AAA Preferred		Series AAAA Preferred		Common Stock		Common Stock To Be Issued		Additional Paid-in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2023	-	$-	-	$-	-	$-	-	$-	50,938,193	$5,094	2,657,550	$265	$24,838,202	$(24,980,758)	$(331,313)	$(468,510)

Vesting of compensatory warrants	-	-	-	-	-	-	-	-	-	-	-	-	139,173	-	-	139,173

Common stock sold for cash	-	-	-	-	-	-	-	-	600,000	60		-	599,940	-	-	600,000

Imputed interest on related party loans	-	-	-	-	-	-	-	-	-	-	-	-	30,082	-	-	30,082

Net loss for the year ended December 31, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,331,942)	(20,089)	(1,352,031)

Balance, December 31, 2024	-	$-	-	$-	-	$-	-	$-	51,538,193	$5,154	2,657,550	$265	$25,607,397	$(26,312,700)	$(351,402)	$(1,051,286)

Vesting of compensatory warrants	-	-	-	-	-	-	-	-	-	-	-	-	139,173	-	-	139,173

Common stock sold for cash	-	-	-	-	-	-	-	-	750,000	75	-	-	749,925	-	-	750,000

Common stock issued for services	-	-	-	-	-	-	-	-	1,125,000	113	-	-	1,124,887	-	-	1,125,000

Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	250,000	25	-	-	249,975	-	-	250,000

Common stock issued to directors for conversion of fees	-	-	-	-	-	-	-	-	150,000	15	-	-	149,985	-	-	150,000

Common stock issued to officers for conversion of salaries	-	-	-	-	-	-	-	-	180,000	18	-	-	179,982	-	-	180,000

Common stock issued for conversion of note payable	-	-	-	-	-	-	-	-	250,000	25	-	-	249,975	-	-	250,000

Common stock issued from shares to be issued	-	-	-	-	-	-	-	-	2,657,550	265	(2,657,550)	(265)	-	-	-	-

Imputed interest on related party loans	-	-	-	-	-	-	-	-	-	-	-	-	14,548	-	-	14,548

Derecognition of subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	351,402	351,402

Net loss for the year ended December 31, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,704,605)	-	(2,704,605)

Balance, December 31, 2025	-	$-	-	$-	-	$-	-	$-	56,900,743	$5,690	-	$-	$28,465,847	$(29,017,305)	$-	$(545,768)

KiNRG, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,704,605)	$(1,352,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,264,173	139,173
Imputed interest on loans payable	14,548	30,082
Loss on sale of subsidiary	316,343	-
Changes in current assets and liabilities:
Right-of-use asset	10,309	9,892
Prepaid assets	12,126	(12,126)
Accounts payable	13,690	18,780
Accrued liabilities - related party	100,000	100,000
Accrued interest	12,000	12,000
Accrued payroll	273,183	183,516
Other liabilities	-	(16,842)
Operating lease liability	(10,309)	(9,892)
Net cash used in operating activities	(698,542)	(897,448)

CASH FLOWS FROM INVESTING ACTIVITIES
None.	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	750,000	600,000
Proceeds from exercise of warrants	250,000	-
Net cash provided by financing activities	1,000,000	600,000

Net increase (decrease) in cash and cash equivalents	301,458	(297,448)

Cash and cash equivalents at beginning of period	27,008	324,456

Cash and cash equivalents at end of period	$328,466	$27,008

Cash and cash equivalents at end of period - continuing operations	$328,466	$23,099
Cash and cash equivalents at end of period - discontinued operations	$-	$3,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Establish right-of-use asset and liability	$11,255	$10,130
Common stock issued for conversion of loan payable - related party	$250,000	$-
Common stock issued to directors for conversion of fees	$150,000	$-
Common stock issued to officers for conversion of salaries	$180,000	$-
Common stock issued for services	$113	$-
Common stock issued from shares to be issued	$265	$-

KiNRG, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

KiNRG is a green energy company. Our core objective and focus is to become a leading provider of clean efficient green energy and green hydrogen to the world communities at a reasonable coast without the destructive residual of fossil fuel, while continuing to generate innovative technological solutions for today and tomorrow’s electrical power needs. We have assembled a team of experienced business professionals, engineering and scientific consultants with the proven ability to bring the idea to market. We have filed and been issued patents. We have designed, engineered, developed and are preparing to construct both smaller and large HydroThermal Reactors that use benevolent, non-toxic natural elements to generate electricity economically by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing smaller and large HydroThermal Reactors in the United States and abroad, the Company intends to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for electricity. The Company is developing a smaller “modular” reactor to support AI data centers and other applications where a constant 24/7/365 base load is required.

Basis of Presentation

The accompanying consolidated financial statements present on a consolidated basis the accounts of the Company and subsidiaries. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets and the amount of consolidated net income (loss) that is attributable to the Company and to the noncontrolling interest in its consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

Pursuant to the guidance of Accounts Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, the accounts of our discontinued entity Arizona Green Power (“AGP”) have been included in “Net loss from discontinued operations” in our consolidated statements of operations until such time as the entity was sold; this sale occurred February 17, 2025. See note 2. Additionally, the assets and liabilities of this entity have been presented as discontinued operations in our consolidated balance sheets.

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

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon the exercise of warrants. Fully diluted shares as of December 31, 2025 and 2024 were 56,915,743 and 55,335,743, respectively.

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

Stock Based Compensation

The Company measures and recognizes stock-based compensation expense based on the grant date fair value of the awards. The Company accounts for forfeitures as they occur. The grant date fair value of stock options and warrants with service-based vesting only is estimated using the Black-Scholes option pricing model.

The Black-Scholes model requires the use of highly subjective assumptions, including the award’s expected term, the fair value of the underlying common stock, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock.

The assumptions used to determine the fair value of the stock-based awards are management’s best estimates and involve inherent uncertainties and the application of judgment. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term of the stock option awards granted, it has based its expected term on the simplified method available under U.S. GAAP.

Stock-based compensation expense for awards with financial performance conditions is recognized over the requisite service period. Stock-based compensation expense for awards with service-based vesting only is recognized on a straight-line basis over the requisite service period of the awards. The vesting period of these awards is generally four years.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2025 and 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Advertising Costs

All costs associated with advertising and promotion are expensed as incurred. Total recognized advertising and promotion expenses were $500 and $0 for the years ended December 31, 2025 and 2024, respectively.

Research and Development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company incurred $0 of research and development costs for the years ended December 31, 2025 and 2024. The company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash and cash equivalents. As of December 31, 2025 and 2024, the Company had cash in excess of the $250,000 FDIC insured amount in the amounts of $78,466 and $0, respectively.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this guidance on January 1, 2024 and have included it in our annual disclosures; however, it did not impact our financial condition, results of operations, or cash flows. For additional information, see “Note 15—Segment Information.”

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the OBBBA are reflected in our results for the year ended December 31, 2025, and there was no impact to our income tax expense or effective income tax rate.

Accounting Standards Issued, Not Adopted

In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient for estimating expected credit losses on short term receivables and contract assets from revenue transactions. The guidance permits a simplified loss rate approach based on historical write-off experience and current conditions. This update is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, we do not anticipate a material impact to our financial condition, results of operations, or cash flows.

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

NOTE 2: DISCONTINUED OPERATIONS

From November 17, 2015 through December 31, 2023, through its subsidiary Arizona Green Power (“AGP”), the Company had entered into an agreement (the “Land Option Agreement”), and a series of amendments to said agreement, to purchase land in Arizona. The Land Option Agreement expired in March 2024. With the expiration of the Land Option Agreement, the Company has made the strategic decision to divest itself from AGP.

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

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	December 31,	December 31,
	2025	2024
Current assets - discontinued operations:
Cash	$-	$3,909
Total current assets - discontinued operations	$-	$3,909

Current liabilities - discontinued operations:
Other liabilities	-	31,265
Total current liabilities - discontinued operations	$-	$31,265

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations:

	Twelve Months Ended
	December 31,	December 31,
	2025	2024

Selling, general, and administrative expenses	780	104,595
Loss on sale of subsidiary	316,343	-
Loss from discontinued operations, net of tax	$317,123	$104,595

The following information presents the significant operating cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Twelve Months Ended
	December 31,	December 31,
	2025	2024
Operating activities of discontinued operations
Net loss from discontinued operations	$(317,123)	$(104,595)
Loss on sale of subsidiary	316,343	-

Changes in current assets and liabilities:
Accounts payable	3,791	(16,844)

NOTE 3: GOING CONCERN

For the years ended December 31, 2025 and 2024, the Company incurred a net loss from continuing operations of $2,387,482 and $1,247,436, respectively, and has an accumulated deficit of $29,017,305 as of December 31, 2025. At December 31, 2025, we have a working capital deficit of $555,239, compared to $1,059,811 at December 31, 2024.

The Company has been dependent on raising capital through debt and equity financings to meet its needs for cash used in operating and investing activities. During the year ended December 31, 2025, the Company received proceeds of $750,000 from the sale of common stock and proceeds of $250,000 from the exercise of common stock warrants. During the year ended December 31, 2024, the Company received proceeds of $600,000 from the sale of common stock. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

The Company’s audited consolidated financial statements for the year ended December 31, 2025 and 2024 were prepared under the assumption that it would continue operations as a going concern. However, the report of the Company’s independent registered public accounting firm that accompanies the Company’s consolidated financial statements for the year ended December 31, 2025 contains a qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4: RIGHT-OF-USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices and has recognized a right-of-use asset and a lease liability. The Company uses a 12% rate to determine the present value of the lease payments. The Company’s leases have remaining lease terms of less than 1 year.

The Company’s lease expense was entirely comprised of operating leases. Lease expense for the years ended December 31, 2025 and 2024 amounted to $11,000 and $10,550, respectively.

The Company’s ROU asset amortization for the years ended December 31, 2025 and 2024 was $10,308 and $9,893, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	December 31, 2025	December 31, 2024
Office	$9,471	$8,525
Right of use assets, net	$9,471	$8,525

Operating lease liabilities are summarized below:

	December 31, 2025	December 31, 2024
Office	$9,471	$8,525
Lease liability	9,471	8,525
Less: current portion	(9,471)	(8,525)
Lease liability, non-current	$—	$—

Maturity analysis under these lease agreements are as follows:

For the year ended December 31, 2026	$10,000
Less: Present value discount	(529)
Lease liability	$9,471

NOTE 5: ACCRUED LIABILITIES - RELATED PARTIES

Accrued liabilities and expenses as of December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Board of Director fees	$50,000	$100,000
Total	$50,000	$100,000

During the year ended December 31, 2025, the Company accrued fees due to the Board of Directors in the amount of $100,000 and converted accrued fees due to the Board of Directors in the amount of $150,000 into 150,000 shares of the Company’s common stock. There was no gain or loss recorded on this transaction as the conversion occurred at the fair value price of $1.00 per share.

During the year ended December 31, 2024, the Company accrued fees due to the Board of Directors in the amount of $100,000.

NOTE 6: ACCRUED PAYROLL

Accrued payroll as of December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Accrued payroll	$542,460	$463,274
Accrued payroll taxes	27,704	13,707
Total	$570,164	$476,981

The Company disputes the amount of $67,850 which is included in accrued payroll at December 31, 2025 and 2024. This amount was recorded during the period ended December 31, 2014 as due to its then CFO. The Company does not believe it has any liability to this individual.

Activity during the year ended December 31, 2025

The Company accrued salaries in the amount of $405,000, made payments of $145,814, and converted accrued salaries due to officers in the amount of $180,000 into 180,000 shares of the Company’s common stock. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion. The Company accrued payroll taxes in the amount of $55,384 and made payments of $41,386.

Activity during the year ended December 31, 2024

The Company accrued salaries in the amount of $435,000 and made payments of $263,885. The Company accrued payroll taxes in the amount of $103,598 and made payments of $91,198.

NOTE 7: NOTES PAYABLE IN DEFAULT

Notes payable as of December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Note payable issued April 7, 2014	$80,000	$80,000
Total	80,000	80,000
Less current portion	(80,000)	(80,000)
Long term portion	$—	$—

On April 7, 2014, Arizona Green Power, LLC, a majority owned subsidiary of the Company, issued a note payable for $80,000 with interest at 10% per annum with a 15% default rate of interest, due at maturity of April 6, 2016. In connection with the issuance of the note, the Company granted i) a 1.33% ownership interest in Arizona Green Power, LLC and ii) a warrant to purchase 4,800 shares of the Company’s common stock exercisable at $2.00 per share. This warrant expired on March 7, 2016. During each of the years ended December 31, 2025 and 2024, the Company accrued interest in the amount of $12,000 on this note. As of December 31, 2025, the amount of principal and accrued interest due on this note is $80,000 and $133,883, respectively. As of December 31, 2024, the amount of principal and accrued interest due on this note is $80,000 and $121,883, respectively. This note is in default as of the filing date. See note 15.

NOTE 8: LOANS PAYABLE – RELATED PARTIES

On December 28, 2022, the Company received a non-interest bearing loan in the amount of $250,000 from a related party (“2022 Loan 1”). The Company imputed interest at a rate of 12% per annum, and charged interest expense in the amount of $14,548 and $30,082 to additional paid-in capital pursuant to 2022 Loan 1 during the years ended December 31, 2025 and 2024, respectively. On June 30, 2025, the Company issued 250,000 shares of common stock at a price of $1.00 per share for the conversion of 2022 Loan 1 in the amount of $250,000. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion. Principal in the amount of $0 and $250,000 was due under 2022 Loan 1 at December 31, 2025 and 2024, respectively.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases an office at 1213 Culbreth Drive, Suite 103, Wilmington, North Carolina 28405, on an annual lease. See Note 4. Rental expenses charged to operations for the years ended December 31, 2025 and 2024 were $11,000 and $10,550, respectively.

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

On December 29, 2010, pursuant to the Merger, Solar Wind Energy, Inc. became a wholly-owned subsidiary of the Company. Solar Wind has employment agreements with its executive officers. Each of the employment agreements was entered into on September 22, 2010 and amended on November 22, 2010. On March 30, 2023, the Board of Directors approved the contracts of its President and of its Chief Operating Officer through December 31, 2023. Any unpaid salaries are accrued and included in Accrued Payroll on the balance sheet. See Note 6.

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

Litigation

In March 2026, the Company received notification of a lawsuit by the holder of a note payable by AGP, demanding payment of principal in the amount of $80,000 and accrued interest in the amount $121,883.  The Company's legal counsel is currently reviewing this case.  The company believes this lawsuit is without merit, and plans to vigorously defend its position. The entire amount of principal and interest appears on the Company's balance sheet, and no additional liability has been recorded.

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

NOTE 10: STOCKHOLDERS’ DEFICIT

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of December 31, 2025 and 2024, the Company had 0 shares of preferred stock issued and outstanding.

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

Series A Convertible Preferred Stock transactions during the year ended December 31, 2025

None.

Series A Convertible Preferred Stock transactions during the year ended December 31, 2024

None.

At December 31, 2025 and 2024, there are no shares of Series A Convertible Preferred Stock outstanding.

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

Series AA Convertible Preferred Stock transactions during the year ended December 31, 2025

None.

Series AA Convertible Preferred Stock transactions during the year ended December 31, 2024

None.

At December 31, 2025 and 2024, there were no shares of Series AA Convertible Preferred Stock outstanding.

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

Series AAA Convertible Preferred Stock transactions during the year ended December 31, 2025

None.

Series AAA Convertible Preferred Stock transactions during the year ended December 31, 2024

None.

At December 31, 2025 and 2024, there were 0 shares of Series AAA Convertible Preferred Stock outstanding.

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

Series AAAA Convertible Preferred Stock transactions during the year ended December 31, 2025

None.

Series AAAA Convertible Preferred Stock transactions during the year ended December 31, 2024

None.

At December 31, 2025 and 2024, there were 0 shares of Series AAAA Convertible Preferred Stock outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.0001 per share. As of December 31, 2025 and 2024, the Company had 56,900,743 and 51,538,193 shares of common stock issued and outstanding, respectively.

Common stock transactions during the year ended December 31, 2025

The Company received $250,000 from the sale of 250,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock at an exercise price of $1.00 per share.

The Company issued 500,000 shares of common stock for gross proceeds of $500,000.

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

The Company issued 250,000 shares of common stock at a price of $1.00 per share for the exercise of warrants at a price of $1.00 per share. There was no gain or loss recorded on this transaction as the conversion occurred at the exercise price established in the warrant agreement.

The Company issued 1,125,000 shares of common stock with a fair value of $1,125,000 to its President as compensation for services. The Company charged the amount of $1,125,000 to stock based compensation.

The Company issued 2,657,550 shares of common stock to a board member from common stock to be issued. The par value of these shares in the amount of $265 was transferred from common stock to be issued to common stock. There was no gain or loss on this transaction as the value of the shares had been recorded when originally charged to common stock to be issued.

Common stock transactions during the year ended December 31, 2024

The Company sold 600,000 shares of common stock at a price of $1.00 per share.

Common Stock to be Issued

Common stock to be issued transactions during the year ended December 31, 2025

The Company issued 2,657,550 shares of common stock to a board member from common stock to be issued. The par value of these shares in the amount of $265 was transferred from common stock to be issued to common stock. There was no gain or loss on this transaction as the value of the shares had been recorded when originally charged to common stock to be issued.

Common stock to be issued transactions during the year ended December 31, 2024

None.

Warrants

During the years ended December 31, 2025 and 2024, a total of $139,173 and $139,173, respectively, was charged to operations for the amortization of warrants.

Warrant activity for the year ended December 31, 2025

The Company issued 250,000 warrants to purchase common shares of the Company at $1.00 per share in connection with the sale of $250,000 of common stock. The warrants vested upon issuance and carry an expiration date of December 31, 2025.

Investors exercised 250,000 warrants at a price of $1.00 per share for the issuance of 250,000 shares of common stock. The Company received gross proceeds in the amount of $250,000.

1,125,000 warrants with an exercise price of $0.40 per share expired.

Warrant Activity for the Year Ended December 31, 2024

None.

The following table summarizes the warrants outstanding and the related prices for the warrants to purchase shares of the Company’s common stock issued by the Company as of December 31, 2025:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$1.05	15,000	1.50	$1.05	15,000	$1.05
	15,000	1.50	$1.05	15,000	1.05

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Warrants outstanding at December 31, 2024	1,140,000	$0.41
Issued	250,000	1.00
Exercised	(250,000)	1.00
Cancelled/Expired	(1,125,000)	0.40
Warrants outstanding at December 31, 2025	15,000	$1.05

Incentive Stock Plan

On February 18, 2021, the Company’s board of directors approved an incentive stock plan (the “2021 Incentive Stock Plan”) in order to provide additional incentive to employees, directors, and consultants. The 2021 Incentive Stock Plan permits the grant of Incentive Stock Options, Non-statutory Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units and Performance Shares. The maximum number of aggregate shares available for issuance under the 2021 Incentive Stock Plan is 4,000,000. At December 31, 2025 and 2024, no shares have been issued pursuant to the 2021 Incentive Stock Plan. However, the Company intends to issue 72,000 options to employees to purchase common stock of the Company at $1.00 per share. The Company intends for the options to vest at a rate of 1/3 at the end of each year for three years and have an expiration date of September 30, 2028, or upon the employee’s termination.

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

At December 31, 2025 and 2024, the Company’s ownership interest in AGP was 0% and 82.77%, respectively, and minority interest was 0% and 17.23%, respectively.

A reconciliation of the non-controlling loss attributable to the Company:

There was no non-controlling interest net loss attributable to the Company for the year ended December 31, 2025.

Net loss attributable to non-controlling interest for the three months ended December 31, 2024:

Net loss generated by AGP	$116,595
Non-controlling interest percentage	17.23%
Net loss attributable to non-controlling interest	$20,089

NOTE 12: INCOME TAXES

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $19.5 million, which will expire through 2040. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are summarized below.

	December 31, 2025	December 31, 2024
Net operating loss carryforwards	$5,693,874	$5,303,813
	5,693,874	5,303,813
Valuation allowance	(5,693,874)	(5,303,813)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2025 and 2024, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No U.S. federal tax provision has been provided for the Company for the years ended December 31, 2025 and 2024 due to the losses incurred during the periods.

The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
U. S. federal statutory tax rate	(21.0)%	(21.0)%
State statutory tax rate	(8.25)%	(8.25)%
Change in valuation allowance	29.25%	29.25%
Effective tax rate	0.0%	0.0%

At December 31, 2025 and 2024, the Company has available net operating loss carryforwards for U.S. federal corporate income tax purposes of approximately $5,693,874 and $5,303,813, respectively. U.S. federal net operating losses, if not utilized earlier, expire through 2041.

NOTE 13: RELATED PARTY TRANSACTIONS

For the year months ended December 31, 2025

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

The Company accrued salaries in the amount of $405,000, made payments of $145,814, and converted accrued salaries due to officers in the amount of $180,000 into 180,000 shares of the Company’s common stock. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion. The Company accrued payroll taxes in the amount of $55,384 and made payments of $41,386. At December 31, 2025, the amount of $474,610 of accrued salaries due to officers is included in the Company’s balance sheet as Accrued Payroll. See note 6.

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

On September 30, 2025, the Company issued 2,657,550 shares of common stock to a board member from common stock to be issued. The par value of these shares in the amount of $265 was transferred from common stock to be issued to common stock. There was no gain or loss on this transaction as the value of the shares had been recorded when originally charged to common stock to be issued.

On December 29, 2025, the Company issued 1,125,000 shares of common stock with a fair value of $1,125,000 to its President as compensation for services. The amount of $1,125,000 was charged to stock based compensation. See Note 10.

During the year ended December 31, 2025, the Company accrued fees due to the Board of Directors in the amount of $100,000.

For the year ended December 31, 2024

The Company accrued salaries due to officers in the amount of $435,000 and made payments of accrued salaries due to officers in the amount of $263,885. At December 31, 2024, the amount of $395,423 of accrued salaries due to officers is included in the Company’s balance sheet as Accrued Payroll. See note 7.

The Company accrued fees due to the Board of Directors in the amount of $100,000.

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

	Year Ended
	December 31,
	2025	2024
Operating Expenses:
Advertising and promotion	$500	$-
Bank service charges	941	1,189
Office supplies	17,119	5,265
Payroll and related costs	433,796	469,048
Director compensation	100,000	100,000
Rent expense	14,000	3,000
Insurance	46,158	19,013
Filing fees	9,170	-
Travel expense	36,044	6,226
Professional fees	389,546	226,897
Consulting expense	51,399	234,000
Taxes and licenses	1,627	1,543
Stock based compensation	1,264,174	139,173
Other expenses	460	-
	2,364,934	1,205,354
Other (income) expenses:
(Gain) on settlement of accounts payable	(4,000)	-
Interest expense	26,548	42,082
	22,548	42,082

Segment loss	$(2,387,482)	$(1,247,436)

Adjustments and reconciling items	-	-
Net loss from continuing operations	$(2,387,482)	$(1,247,436)

	December 31, 2025	December 31, 2024
Other segment disclosures:
Segment assets	$337,937	$47,659

NOTE 15: SUBSEQUENT EVENTS

Non-Binding Letter of Intent

The Company has entered into a non-binding letter of intent (the “LOI”) subject to a definitive agreement with Mil L. Wallen, CEO and owner of 100% of the shares of Trinity Group Construction, Inc. (“Trinity”). Mr. Wallen is President of KiNRG and a related party. Pursuant to the LOI, KiNRG would acquire 100% of the stock of Trinity. The parties intend to combine Trinity’s expertise in constructing data centers with KiNRG’s HydroThermal Reactor power generation technology to market a data center solution. Specific terms of the LOI have not been finalized.

Notification of Lawsuit by Noteholder

In March 2026, the Company received notification of a lawsuit by the holder of a note payable by AGP, demanding payment of principal in the amount of $80,000 and accrued interest in the amount $121,883.  The Company's legal counsel is currently reviewing this case.  The company believes this lawsuit is without merit, and plans to vigorously defend its position. The entire amount of principal and interest appears on the Company's balance sheet, and no additional liability has been recorded. See note 7.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its independent accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2025 and have concluded that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.

Management does not expect that its internal controls over financial reporting will prevent all errors and all fraud. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures described above.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names of the company’s directors, executive officers, and key employees, and their positions with the company, as of the date hereof:

Name	Age	Position(s)	Terms of Office (directors)
Ronald W. Pickett	78	Chief Executive Officer, Chairman
Flip Wallen	64	President
Stephen Sadle	80	Chief Operating Officer and Director
Robert P. Crabb	78	Secretary
H. James Magnuson	73	Director
Mossadaq Chughtai	67	Director
Troy A. Hering CPA	61	Director
Livian L. Jones	60	Director

The following is a brief account of the business experience during the past five years (and, in some instances, for prior years) of each director and executive officer.

Ronald W. Pickett, Chief Executive Officer & Chairman

Ron Pickett founded the Company in July 2010. He has remained Chairman and CEO since January 2011. Prior to this experience, Ron Pickett served as Youth Advisor to President Johnson until January 1969. After leaving the Johnson Administration in 1969 he consulted for the Frouge Corporation and its partner Gulf Oil, obtaining a Title 10 loan agreement for a large real estate development in San Francisco Bay area. He then consulted Madison Square Garden Corporation liquidating assets from its real estate portfolio after its acquisition of control by Phil Levin. After the passing of Levin, Pickett and a group of the Levin “team” formed a new development group led by Pickett developing multiple projects in Maryland, Florida and NYC. After selling that operation (late 1975) Pickett developed over 200 units in Old Town Alexandria, Virginia. Pickett held a real estate brokers license for 30 years as well as an Unlimited Contractors License. In 1980 he founded Medical Advisory Systems, the first company to commercialize and institute an international program for telemedicine for vessels at sea, also F&E Resource Systems (FERS) the largest composting/recycling facility in the USA, processing over 2,000 tons per day and reclaiming 92% of the waste stream while creating and innovating the entire system, and Telkonet (TKO) the first company to commercialize broadband over powerlines, creating the ability to encrypt and send data over the existing electrical infrastructure of commercial and industrial buildings, as well as military vessels.

Flip Wallen, President

Mil “Flip” Wallen, III, a 43-year veteran of the Commercial Real Estate Industry, specializes in Mission Critical construction, design, and development. He is a graduate of James Madison University with a BBA in Management Information Systems. Flip’s proclivity for the latest technology trends helps keep his internal processes fresh, innovative, and competitive with industry standards. Flip has become one of the most trusted sources of knowledge, wisdom, and leadership in the Data Center market, particularly in Northern Virginia’s “Data Center Alley” located in Ashburn, VA – where he has developed and built over 2 million square feet in this market alone. He is the founder and owner of TRINITY Group Construction, established in 2002, an award-winning construction company and one of the leading commercial construction firms in the DC Metro Area, specializing in the data center market. Flip will advise the company on integrating an Eco-Energy Park and GH2 plant with their Arizona Tower Project. He has agreed to join the company during the fourth quarter of 2020 as Executive Vice President of Construction & Development. Flip was elected President of KiNRG in late 2023.

Stephen Sadle, Chief Operating Officer & Director

Mr. Sadle, co-founder of the Company, is an entrepreneur with over 40 years of diversified experience in management, contracting, and heavy infrastructure development, interfacing with both the government and private sectors and has served the Company full time as Chief Operating Officer since 2011. He was the co-founder and President of PAVCO, The Pavement Consultants Group, that consulted, designed and managed infrastructure projects for a variety of Fortune companies, as well as National Striping Company, a Washington DC regional multifaceted remediation and construction company and was awarded the Small Businessman of the Year Award for the Washington Metropolitan Area. He is experienced in the development and management of new corporate entities. He was co-founder, Chief Operating Officer and Director of Telkonet, a Company that commercialized broadband communications over powerlines for hospitality, government and commercial use and are developers, manufacturers and vendors of energy efficiency and smart grid networking technology. Mr. Sadle served as Vice President of Business Development for a large regional heavy highway/construction company with revenues in excess of $220MM and created an innovative environmental remediation division that handled the cleanup of multiple environmentally impaired sites, federal, municipal and industrial.

Robert P. Crabb, Secretary

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

Mossadaq Chughtai, Director

Mossadaq Chughtai is an accomplished business executive, CEO and owner of Zima Inc., which owns various commercial real estate projects throughout Washington DC, Maryland, Virginia and Pennsylvania. The Development arm of his company has been involved in development of a 2.4 million sq. ft. data center that will be one of the top five largest data centers in the world. As a member of United States Chamber of commerce in Washington DC, he has visited Pakistan as a member of a US business delegation. Mr. Chughtai has also served on the board of Islamic Saudi Academy, in 2009 and 2010, a prestigious private school owned by Government of Saudi Arabia based in Washington DC. Besides serving on the boards of several organizations including Pakistan American Business Council, Jinnah Foundation for Peace and Public Policy, Healing & Caring Foundation, he is also president of AMAA Muslim Cemetery in Stafford, VA, first ever and the largest Muslim Cemetery in USA which operates as a non-profit entity. Mr. Chughtai has made several appearances in international media including ABC, FOX News, CNN International, Press TV, Al Jazeera, GEO and AAJ TV. His interviews have been published in Washington Post, Business Recorder, Jang, Dawn, Nation, The World News, Pakistan Today as well as in various other publications. He has an executive degree in the field of AI (artificial intelligence) from MIT and has attended Murray College in Sialkot, Pakistan. Mr. Chughtai’s extensive career in global international business makes him uniquely qualified to serve as a director.

Troy A. Hering, CPA, Director

Troy Hering is an assertive senior financial and accounting executive in the professional services and high technology industries, with over 30 years of progressive experience in accounting, financial management and analysis, strategic planning, due diligence, mergers & acquisitions, budgeting, contract administration, team building and personnel management. He is committed to achieving strategic corporate goals and objectives through proactive team leadership and dedicated to serving clients and maximizing profitability by providing accurate, timely and effective financial expertise to the executive management team and operational team leaders. Mr. Hering is Certified Public Accountant, CPA, Licensed in the state of Virginia. He attended the Graduate Accounting Certificate Program at the University of Virginia and received a Bachelor of Science, Finance and Management, McIntire School of Commerce, University of Virginia. Mr. Hering is a Member of the Virginia Society of Certified Public Accountants and Northern Virginia Society of Certified Public Accountants. Mr. Hering’s training an extensive experience in these fields gives him the qualifications and skills to serve as a director.

Livian L. Jones, Director

Ms. Jones is a strong leader with over 25 years’ experience in construction and development with proven project management, operations, business development, and marketing skills. A collaborator and consensus builder with an extensive network throughout North and South Carolina. Ms. Jones has knowledge and oversight of managing commercial, retail, and residential development and construction. Ms. Jones holds a Bachelor of Science, Criminal Justice BSCJ, from Appalachian State University and a Master of Business Administration from the University of North Carolina, Wilmington. She is a North Carolina Licensed General Contractor and has completed DBE/ACDBE Training by The National DBE Training Institute. Ms. Jones serves on many boards including South State Bank Regional Board -Wilmington, NC (2015-Present), First Tee Board (2016- Present), Appalachian Foundation Board (2007- 2020). Ms. Jones’ experience in these fields and on these boards gives her the qualifications and skill to serve as a director.

Family Relationships

There are no family relationships among any of our executive officers and directors

Corporate Governance

Board of Directors and Board Committees

Our board of directors currently consists of six directors. Our amended and restated certificate of incorporation will provide that the number of directors on our board of directors shall be fixed exclusively by resolution adopted by our board of directors. We may apply to list our common stock on the NASDAQ Capital Market provided however there is no guarantee that we will be successful in these efforts. Under the rules of NASDAQ, “independent” directors must make up a majority of a listed company’s board of directors. In addition, applicable NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable NASDAQ rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Committees of Our Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Nevada law, and conducts its business through meetings of the board of directors and its standing committees. We will have a standing audit committee, nominating and corporate governance committee and compensation committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee

Our audit committee will be responsible for, among other things:

●	approve and retain the independent auditors to conduct the annual audit of our financial statements;

●	review the proposed scope and results of the audit;

●	review and pre-approve audit and non-audit fees and services;

●	review accounting and financial controls with the independent auditors and our financial and accounting staff;

●	review and approve transactions between us and our directors, officers and affiliates;

●	establish procedures for complaints received by us regarding accounting matters;

●	oversee internal audit functions, if any; and

●	prepare the report of the audit committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement.

As of this filing, our audit committee consists of Troy Hering, James Magnuson and Mossadaq Chughtai, with Mr. Hering serving as chair. Rule 10A-3 of the Exchange Act and the Nasdaq rules require that our audit committee have at least one independent member upon the listing of our common stock, have a majority of independent members within 90 days of the date of Annual Report on Form 10-K and be composed entirely of independent members within one year of the date of this Annual Report on Form 10-K. Our board of directors has affirmatively determined that Mr. Hering meets the definition of “independent director” under the Nasdaq rules, that Mr. Hering meets the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our board of directors has determined that Mr. Hering will qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors will adopt a written charter for the audit committee, which is available on our principal corporate website at www.kinrg.com. The information on any of our websites is deemed not to be incorporated into this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.

Nominating and Governance Committee

Our nominating and governance committee is responsible for, among other things:

●	identify and nominate members of the board of directors;

●	develop and recommend to the board of directors a set of corporate governance principles applicable to our company; and

●	oversee the evaluation of our board of directors.

As of this filing, our nominating and corporate governance committee will consist of H. James Magnuson, and Troy A. Hering, Livian L Jones and H. James Magnuson with H. James Magnuson serving as chair. Our board of directors will adopt a written charter for the nominating and corporate governance committee, which is available on our principal corporate website at www.kinrg.com. The information on any of our websites is deemed not to be incorporated in this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the outstanding shares of the Company’s common stock, to file reports of ownership and changes in ownership of shares of common stock with the SEC. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based on its review of the copies of such reports received by it, or written representations from certain reporting persons, the Company believes that during fiscal year 2025, its officers and directors filed the required reports under Section 16(a) on a timely basis, except that the Form 3 filings for Mr. Pickett, Mr. Wallen, Mr. Sadle, Mr. Crabb, Mr. Jones, Mr. Magnuson, Mr. Chughtai, and Mr. Hering were filed late due to an administrative error.

Item 11. Executive Compensation.

The following table and related footnotes show the compensation incurred and or paid during the fiscal years ended December 31, 2025 and 2024, to all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year. No other executive officers received compensation in excess of $100,000 for such fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Ronald W. Pickett,	2025	200,000	(2)	$—	$—	$—	$—	$—	200,000
Chief Executive Officer, Chairman and Principal Accounting officer (1)	2024	200,000	(2)	—	—	—	—	—	200,000

Stephen L. Sadle	2025	175,000	(4)	—	—	—	—	—	175,000
Chief Operating Officer (3)	2024	175,000	(4)	—	—	—	—	—	175,000

(1)	Appointed as Chief Executive Officer and Chairman effective December 29, 2010 pursuant to the terms of the Merger Agreement.
(2)	Amounts include $151,686 and $127,308 of accrued salary due to Mr. Pickett as of December 31, 2025 and 2024, respectively.
(3)	Appointed as Chief Operating Officer effective December 29, 2010 pursuant to the terms of the Merger Agreement.
(4)	Amounts include $234,824 and $195,615 of accrued salary due to Mr. Sadle as of December 31, 2025 and 2024, respectively.

Compensation Committee Interlocks and Insider Participation

Except for Mr. Pickett and Mr. Sadle, none of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	review and recommend the compensation arrangements for management, including the compensation for our president and chief executive officer;

●	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administer our stock incentive plans; and

●	prepare the report of the compensation committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement.

As of this filing, our compensation committee consists of Mr. Magnuson, Mr. Hering and Ms. Jones with Mr. Magnuson serving as chair. Our board has determined that each member of the compensation committee are “non-employee directors” as defined in Section 16b-3 of the Exchange Act. Our board of directors will adopt a written charter for the compensation committee, which is available on our principal corporate website at www.kinrg.com.. The information on any of our websites is deemed not to be incorporated in Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

On December 29, 2010, pursuant to the Merger, Solar Wind Energy (f/k/a Clean Wind Energy) became a wholly-owned subsidiary of the Company. Solar Wind Energy (f/k/a Clean Wind Energy) has employment agreements with Ronald Pickett and Stephen Sadle its executive officers. Each of the employment agreements was effective January 1, 2014.

The Indemnification Agreements provide that the Company will indemnify the Company’s officers and directors, to the fullest extent permitted by law, relating to, resulting from or arising out of any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation by reason of the fact that such officer or director (i) is or was a director, officer, employee or agent of the Company or (ii) is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

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

Director Compensation Table

The following table and related footnotes show the compensation incurred and or paid during the fiscal year ended December 31, 2025 to the Company’s directors for their service as directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
H. James Magnuson	$25,000						$25,000
Mossadaq Chughtai	$25,000						$25,000
Troy A. Hering CPA	$25,000						$25,000
Livian L Jones	$25,000						$25,000

Narrative to Summary Compensation Table and Director Compensation Table

During the year ended December 31, 2025, the Company provided no stock options, warrants, or stock appreciation rights. On December 29, 2010, pursuant to the Merger, KiNRG Global Solutions, Inc. (f/k/a Solar Wind Energy, Inc.) became a wholly-owned subsidiary of the Company. The Company has employment agreements with its officers as described below. The Company has accrued salaries for all its executives from inception through December 31, 2025 and the balance amounted to $386,510 at December 31, 2025.

No officer or director has outstanding unexercised options, stock that has not vested, or equity incentive plan awards. The Company maintains no employee benefits plans.

Name	Position(s)	Term	Salary	Bonus	Severance
Ronald W. Pickett	Chief Executive Officer	1 year; renewable for 1 year on mutual consent *	$200,000	Board Discretionary	Twelve (12) months’ salary and benefits for termination without cause.
Stephen Sadle	Chief Operating Officer	1 year; renewable for 1 year on mutual consent *	$175,000	Board Discretionary	Twelve (12) months’ salary and benefits for termination without cause.
Robert P. Crabb	Secretary		$30,000		.

*	Terms to modify the 1 year contract extension by mutual consent have been agreed to by the Officers and Directors. Provisions for automatic salary increases based on specific events related to business development successes, rights for the officers to convert any accrued salary into Company notes, and rights to receive warrants to purchase Company stock at market plus 20% premium at the time of the grant while notes are outstanding will be incorporated in the new contracts. The parties have mutually agreed to a stock option plan, the specific terms to be negotiated as part of the final contract.

Equity Compensation Plan Information

The Company did not have an equity compensation plan outstanding as of December 31, 2025.

2021 Incentive Stock Plan

In February 2021, the Company adopted its 2021 Incentive Stock Plan. No stock option have been granted from the Plan.

General

The 2021 Incentive Plan was adopted by the Board of Directors. The Board of Directors has reserved 4,000,000 shares of Common Stock for issuance under the 2021 Incentive Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options thereunder. Other types of equity awards may also be granted under the Plan including but not limited to restricted stock, restricted stock units, and stock appreciation rights, which together with the ISO’s and Non-ISO’s are hereinafter collectively referred to as “Awards”.

The 2021 Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).

Purpose

The primary purpose of the 2021 Incentive Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company’s business and to facilitate the ownership of the Company’s stock by employees. In the event that the 2021 Incentive Plan is not adopted the Company, the Company may have considerable difficulty in attracting and retaining qualified personnel, officers, directors and consultants. As present, our board of directors has no immediate plans, arrangements or understandings to issue awards under the 2021 Incentive Plan.

Administration

The 2021 Incentive Plan is administered by the Board or by a committee of the Board that may be designated by the Board to administer the Plan, composed of not less than two members of the Board all of whom are disinterested persons, as contemplated by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All questions of interpretation of the 2021 Incentive Plan are determined by the Board or such Committee, and its decisions are final and binding upon all participants.

Eligibility

Under the 2021 Incentive Plan, equity grants may be granted to employees, officers, directors or consultants of the Company, as provided in the 2021 Incentive Plan.

Terms of Awards

The terms of Awards granted under the Plan shall be contained in an agreement between the participant and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan. The terms of Awards may or not require a performance condition in order to vest the equity comprised in the relevant Award. The terms of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:

(a) PURCHASE PRICE. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2021 Incentive Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 100% of the fair market value of such Common Shares at the time such Option is granted.

(b) VESTING. The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Committee, in its discretion, at the time such Option is granted.

(c) EXPIRATION. The expiration of each Option shall be fixed by the Committee, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Committee at the time such Option is granted, an Option shall be exercisable for ten (10) years after the date on which it was granted (the “Grant Date”). Each Option shall be subject to earlier termination as expressly provided in the 2021 Incentive Plan or as determined by the Committee, in its discretion, at the time such Option is granted.

(d) TRANSFERABILITY. No Option shall be transferable, except by will or the laws of descent and distribution, and any Option may be exercised during the lifetime of the Optionee only by him. No Option granted under the Plan shall be subject to execution, attachment or other process.

(e) OPTION ADJUSTMENTS. The aggregate number and class of shares as to which Options may be granted under the Plan, the number and class shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), and all such Options, shall each be proportionately adjusted for any increase decrease in the number of issued Common Shares resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend.

Except as otherwise provided in the 2021 Incentive Plan, any Option granted hereunder shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of the Company. However, the Optionee shall have the right immediately prior to any such transaction to exercise his Option in whole or in part notwithstanding any otherwise applicable vesting requirements.

(f) TERMINATION, MODIFICATION AND AMENDMENT. The 2021 Incentive Plan (but not Awards previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no Award shall be granted after termination of the Plan. Subject to certain restrictions, the Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

The primary purpose of the 2021 Incentive Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company’s business and to facilitate the ownership of the Company’s stock by employees. In the event that the 2021 Incentive Plan is not adopted the Company, the Company may have considerable difficulty in attracting and retaining qualified personnel, officers, directors and consultants. As present, our board of directors has no immediate plans, arrangements or understandings to issue awards under the 2021 Incentive Plan.

FEDERAL INCOME TAX ASPECTS OF THE 2021 INCENTIVE PLAN

THE FOLLOWING IS A BRIEF SUMMARY OF THE EFFECT OF FEDERAL INCOME TAXATION UPON THE PARTICIPANTS AND THE COMPANY WITH RESPECT TO THE PURCHASE OF SHARES UNDER THE 2021 INCENTIVE PLAN. THIS SUMMARY DOES NOT PURPORT TO BE COMPLETE AND DOES NOT ADDRESS THE FEDERAL INCOME TAX CONSEQUENCES TO TAXPAYERS WITH SPECIAL TAX STATUS. IN ADDITION, THIS SUMMARY DOES NOT DISCUSS THE PROVISIONS OF THE INCOME TAX LAWS OF ANY MUNICIPALITY, STATE OR FOREIGN COUNTRY IN WHICH THE PARTICIPANT MAY RESIDE, AND DOES NOT DISCUSS ESTATE, GIFT OR OTHER TAX CONSEQUENCES OTHER THAN INCOME TAX CONSEQUENCES. THE COMPANY ADVISES EACH PARTICIPANT TO CONSULT HIS OR HER OWN TAX ADVISOR REGARDING THE TAX CONSEQUENCES OF PARTICIPATION IN THE 2021 Incentive Plan AND FOR REFERENCE TO APPLICABLE PROVISIONS OF THE CODE.

Incentive Stock Options (ISO)

The recipient of an incentive stock option generally will not be taxed upon grant of the option. Federal income taxes are generally imposed only when the shares of common stock from exercised incentive stock options are disposed of, by sale or otherwise. The amount by which the fair market value of the common stock on the date of exercise exceeds the exercise price is, however, included in determining the option recipient’s liability for the alternative minimum tax. If the incentive stock option recipient does not sell or dispose of the shares of common stock until more than one year after the receipt of the shares and two years after the option was granted, then, upon sale or disposition of the shares, the difference between the exercise price and the market value of the shares of common stock as of the date of exercise will be treated as a capital gain, and not ordinary income. If a recipient fails to hold the shares for the minimum required time the recipient will recognize ordinary income in the year of disposition generally in an amount equal to any excess of the market value of the common stock on the date of exercise (or, if less, the amount realized or disposition of the shares) over the exercise price paid for the shares. Any further gain (or loss) realized by the recipient generally will be taxed as short-term or long-term gain (or loss) depending on the holding period. We will generally be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the option recipient, if any.

Nonstatutory Stock Options (Non-ISO)

The recipient of stock options not qualifying as incentive stock options generally will not be taxed upon the grant of the option. Federal income taxes are generally due from a recipient of nonstatutory stock options when the stock options are exercised. The excess of the fair market value of the common stock purchased on such date over the exercise price of the option is taxed as ordinary income. Thereafter, the tax basis for the acquired shares is equal to the amount paid for the shares plus the amount of ordinary income recognized by the recipient. We will generally be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the option recipient by reason of the exercise of the option.

Other Awards

Recipients who receive restricted stock unit awards will generally recognize ordinary income when they receive shares upon settlement of the awards, in an amount equal to the fair market value of the shares at that time. Recipients who receive awards of restricted shares subject to a vesting requirement will generally recognize ordinary income at the time vesting occurs, in an amount equal to the fair market value of the shares at that time minus the amount, if any, paid for the shares. However, a recipient who receives restricted shares which are not vested may, within 30 days of the date the shares are transferred, elect in accordance with Section 83(b) of the Code to recognize ordinary compensation income at the time of transfer of the shares rather than upon the vesting dates. Recipients who receive performance shares will generally recognize ordinary income at the time of settlement, in an amount equal to the cash received, if any, and the fair market value of any shares received. We will generally be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the recipient.

Restrictions on Resale

Certain officers and directors of the Company may be deemed to be “affiliates” of the Company as that term is defined under the Securities Act. The Common Stock acquired under the 2021 Incentive Plan by an affiliate may be reoffered or resold only pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act or another exemption from the registration requirements of the Securities Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 6, 2026 by:

●	each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

The percentage ownership information shown in the column labeled “Percentage of Shares Outstanding” is based upon 56,900,743 shares of common stock outstanding as of March 18, 2026.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants or upon conversion of a security that are either exercisable or convertible on or before March 18, 2026. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o KiNRG, Inc., 1213 Culbreth Drive Suite 103, Wilmington, NC 28405.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Outstanding (1)
Names Executive Officers, Executive Officers and Directors:
Ronald W. Pickett	9,842,529	17.3%
Flip Wallen	2,825,000	5.0%
Stephen Sadle	6,915,176	12.2%
Robert P. Crabb	1,552,174	2.7%
H. James Magnuson	725,948	1.3%
Mossadaq Chughtai	4,257,550	7.5%
Troy A. Hering CPA	100,000	*
Livian L. Jones	100,000	*
All executive officers and directors as a group (8 persons)	26,320,194	46.3%

*	denotes less than 1%

(1)

Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned includes shares of common stock issuable upon the exercise of warrants that will become exercisable within sixty (60) days of March 18, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, since January 1, 2025, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and in which any director, executive officer, other stockholders of more than 5% of the Company’s Common Stock or any member of their immediate family had or will have a direct or indirect material interest.

On December 28, 2022, the Company received a non-interest bearing loan in the amount of $250,000 from Flip Wallen, a related party and a shareholder of the Company. The Company imputed interest at a rate of 12% per annum. The amount of interest expense imputed on this loan and charged to operations was $14,548 and $30,082, during the year ended December 31, 2025 and 2024, respectively. On June 30, 2025, the Company issued 250,000 shares of common stock of the $250,000 payable to Mr. Wallen based on a conversion price of $1.00 per share. The Board of Directors reviewed and approved this transaction in accordance with our related party transaction policy, determining that it was fair to the Company and in the best interests of our stockholders.

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

On June 30, 2025, the Company issued 150,000 shares of common stock at a price of $1.00 per share to Directors for the conversion of accrued director’s fees in the amount of $150,000. There was no gain or loss recorded on this transaction as the conversion accrued at the market price at the time of the conversion.

On September 30, 2025, the Company issued 2,657,550 shares of common stock to a board member from common stock to be issued. The par value of these shares in the amount of $265 was transferred from common stock to be issued to common stock. There was no gain or loss on this transaction as the value of the shares had been recorded when originally charged to common stock to be issued.

On December 29, 2025, the Company issued 1,125,000 shares of common stock with a fair value of $1,125,000 to its President as compensation for services. The amount of $1,125,000 was charged to stock based compensation. See Note 10.

Director Independence

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that H. James Magnuson, Mossadaq Chughtai, Troy A. Hering CPA and Livian L Jones are each an “independent director,” as defined under the Nasdaq rules.

Item 14. Principal Accountant Fees and Services.

M&K CPAs, PLLC served as our independent auditors for the fiscal years ended December 31, 2025 and 2024.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	December 31, 2025	December 31, 2024
Audit fees	$66,500	$60,000
Audit related fees	-	-
Tax fees	-	25,200
All other fees	10,000	-
Total fees	$76,500	$85,200

Tax Fees

During the year ended December 31, 2025, the Company paid $25,200 in fees related to the filing of the Company’s tax returns. No tax fees were paid during the year ended December 31, 2025.

All Other Fees

During the year ended December 31, 2025, the Company paid fees in the amount of $10,000 related to the review and filing of the Company’s Form 10 registration statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements

The information required by this item is contained under the section of the annual report entitled “Index to Financial Statements” (and the financial statements referenced therein). That section is incorporated herein by reference.

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit
Number	Description
3.1	Articles of Incorporation of Superior Silver Mines, Inc. (incorporated by reference to Exhibit 3.1 of KiNRG, Inc.’s amended Registration Statement on Form 10-12G/A filed on January 23, 2026)
3.2	Amended By-Laws (incorporated by reference to Exhibit 3.2 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
3.8	Certificate of Designation – Series A Preferred Stock (incorporated by reference to Exhibit 3.8 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
3.9	Certificate of Amendment dated June 5, 2015 (incorporated by reference to Exhibit 3.9 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
3.11	Certificate of Designation - Series AA Preferred Stock (incorporated by reference to Exhibit 3.11 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
3.12	Certificate of Amendment dated December 24, 2020 (incorporated by reference to Exhibit 3.12 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
3.13	Certificate of Amendment dated December 28, 2020 (incorporated by reference to Exhibit 3.13 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
3.14	Certificate of Designation Series AAA Preferred Stock (incorporated by reference to Exhibit 3.14 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
3.15	Certificate of Amendment to Certificate of Designation Series AAA Preferred Stock dated April 19, 2021 (incorporated by reference to Exhibit 3.15 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
3.16	Certificate of Designation Series AAAA Preferred Stock (incorporated by reference to Exhibit 3.16 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
3.17	Certificate of Amendment to Certificate of Designation Series AAA Preferred Stock dated December 15, 2021 (incorporated by reference to Exhibit 3.17 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
3.18	Certificate of Amendment to Certificate of Designation Series AAA Preferred Stock dated December 17, 2021 (incorporated by reference to Exhibit 3.18 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
3.19	Certificate of Amendment to Certificate of Designation Series AAAA Preferred Stock dated May 23, 2022 (incorporated by reference to Exhibit 3.19 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
3.20	Certificate of Amendment to Certificate of Designation Series AAAA Preferred Stock dated January 23, 2023 (incorporated by reference to Exhibit 3.20 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)

3.21	Certificate of Amendment to Certificate of Designation Series AAAA Preferred Stock dated January 26, 2023 (incorporated by reference to Exhibit 3.21 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
4.1	KiNRG, Inc. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 4.1 of KiNRG, Inc.’s Quarterly Report on Form 10-Q filed on December 2, 2025)
4.2	Description of Registrant’s Securities
10.1	Executive Employment Agreement between Solar Wind Energy, Inc., Solar Wind Energy Tower, inc. and Ronald Pickett effective January 1, 2024 (incorporated by reference to Exhibit 10.1 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
10.2	Executive Employment Agreement between Solar Wind Energy, Inc., Solar Wind Energy Tower, inc. and Stephen Sadle effective January 1, 2024 (incorporated by reference to Exhibit 10.2 of KiNRG, Inc.’s Registration Statement on Form 10-12G/A filed on January 23, 2026)
14.1	Code of Ethics
19.1	Insider Trading Policy
21.1	List of Subsidiaries of KiNRG, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KiNRG, Inc.

Date: March 20, 2026	/s/ Ronald W. Pickett
Ronald W. Pickett, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald W. Pickett, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 20, 2026, in the capacities indicated.

Signature	Title	Date

/s/ Ronald W. Pickett	Chief Executive Officer & Chairman	March 20, 2026
Ronald W. Pickett	(Principal Accounting Officer)

/s/ Stephen Sadle	Chief Operating Officer & Director	March 20, 2026
Stephen Sadle

/s/ H. James Magnuson	Director	March 20, 2026
H. James Magnuson

/s/ Mossadaq Chughtai	Director	March 20, 2026
Mossadaq Chughtai

/s/ Troy A. Hering	Director	March 20, 2026
Troy A. Hering

/s/ Livian L. Jones	Director	March 20, 2026
Livian L. Jones