Form 10-Q
period 2026-03-31
KiNRG, Inc.
filed 2026-05-15
CIK 95572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, there were 62,560,743 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KiNRG, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$489,304	$328,466
Payment in transit on acquisition	9,400,000	-
Total current assets	9,889,304	328,466

Right of use asset, operating lease	6,728	9,471
Total assets	$9,896,032	$337,937

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	33,786	32,676
Accrued liabilities - related parties	18,750	50,000
Accrued payroll	593,530	570,164
Accrued interest	136,883	133,883
Lease liabilities - operating lease	6,728	9,471
Notes payable	80,000	80,000
Other liabilities	7,511	7,511
Total current liabilities	877,188	883,705

Total liabilities	877,188	883,705

Commitments and Contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, 5,424,700 shares undesignated	-	-
Series A Convertible Preferred stock, par value $0.0001 per share, 500,000 shares designated, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Series AA Convertible Preferred stock, par value $0.0001 per share, 3,000,000 shares designated, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Series AAA Convertible Preferred stock, $0.0001 per share, 70,000 shares designated, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Series AAAA Convertible Preferred stock, $0.0001 per share, 1,005,300 shares designated, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Common stock, par value $0.0001, 250,000,000 shares authorized, 61,850,743 and 56,900,743 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6,185	5,690
Additional paid-in capital	38,365,352	28,465,847
Accumulated deficit	(29,352,693)	(29,017,305)
Total stockholders’ deficit	9,018,844	(545,768)

Total liabilities and stockholders’ equity	$9,896,032	$337,937

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Operating expenses:
Selling, general, and administrative expenses	$332,388	$234,353
Total operating expenses	332,388	234,353

Operating loss	(332,388)	(234,353)

Other expenses:
Interest expense	(3,000)	(10,397)
Total other expenses	(3,000)	(10,397)

Loss before provision for income taxes	(335,388)	(244,750)

Provision for income taxes	-	-

Net loss from continuing operations	(335,388)	(244,750)

Net loss from discontinued operations	-	(317,123)

Consolidated net loss	$(335,388)	$(561,873)

Net loss per common share from continuing operations, basic and diluted	$(0.006)	$(0.0045)
Net loss per common share from discontinued operations, basic and diluted	$-	$(0.0059)
Net loss per common share, basic and diluted	$(0.006)	$(0.0104)

Weighted-average number of common shares outstanding, basic and diluted	57,259,632	54,198,799

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred		Series AA Preferred		Series AAA Preferred		Series AAAA Preferred		Common Stock		Common Stock To Be Issued		Additional Paid-in	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, December 31, 2024	-	$-	-	$-	-	$-	-	$-	51,538,193	$5,154	2,657,550	$265	$25,607,397	$(26,312,700)	$(351,402)	$(1,051,286)

Vesting of compensatory warrants	-	-	-	-	-	-	-	-	-	-	-	-	34,793	-	-	34,793

Common stock sold for cash	-	-	-	-	-	-	-	-	60,000	6	-	-	59,994	-	-	60,000

Imputed interest on related party loans	-	-	-	-	-	-	-	-	-	-	-	-	7,397	-	-	7,397

Derecognition of subsidiary	-	-	-	-	-	-	-	-	-	-	-	-		-	351,402	351,402

Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(561,873)	-	(561,873)

Balance, March 31, 2025	-	$-	-	$-	-	$-	-	$-	51,598,193	$5,160	2,657,550	$265	$25,709,581	$(26,874,573)	$-	$(1,159,567)

Balance, December 31, 2025	-	$-	-	$-	-	$-	-	$-	56,900,743	$5,690	-	$-	$28,465,847	$(29,017,305)	$-	$(545,768)

Common stock sold for cash	-	-	-	-	-	-	-	-	721,875	72	-	-	1,443,678	-	-	1,443,750

Common stock issued to directors for conversion of fees	-	-	-	-	-	-	-	-	28,125	3	-	-	56,247	-	-	56,250

Common stock issued for acquisition	-	-	-	-	-	-	-	-	4,200,000	420	-	-	8,399,580	-	-	8,400,000

Net loss for the three months ended March 31, 2026	-	-	-	-	-	-	-	-	-	-	-	-	-	(335,388)	-	(335,388)

Balance, March 31, 2026	-	$-	-	$-	-	$-	-	$-	61,850,743	$6,185	-	$-	$38,365,352	$(29,352,693)	$-	$9,018,844

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(335,388)	$(561,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	34,793
Imputed interest on loans payable	-	7,397
Loss on sale of subsidiary	-	316,343
Changes in current assets and liabilities:
Right-of-use asset	2,743	2,469
Accounts payable	1,110	25,090
Accrued liabilities - related party	25,000	25,000
Accrued interest	3,000	3,000
Accrued payroll	23,366	107,838
Operating lease liability	(2,743)	(2,469)
Net cash used in operating activities	(282,912)	(42,412)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment in transit for acquisition	(1,000,000)	-
Net cash used in investing activities	(1,000,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,443,750	60,000
Net cash provided by financing activities	1,443,750	60,000

Net increase in cash and cash equivalents	160,838	17,588

Cash and cash equivalents at beginning of period	328,466	27,008

Cash and cash equivalents at end of period	$489,304	$44,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition	$8,400,000	$-
Common stock issued to directors for conversion of fees	$56,250	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

Unaudited

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

KiNRG is a green energy company. Our core objective and focus is to become a leading provider of clean efficient green energy and green hydrogen to the world communities at a reasonable cost without the destructive residual of fossil fuel, while continuing to generate innovative technological solutions for today and tomorrow’s electrical power needs. We have assembled a team of experienced business professionals, engineering and scientific consultants with the proven ability to bring the idea to market. We have filed and been issued patents that we believe will further enhance this potentially revolutionary technology. We have designed, engineered, developed and preparing to construct both large and smaller HydroThermal Reactors that use benevolent, non-toxic natural elements to generate electricity economically by integrating and synthesizing numerous proven as well as emerging technologies. In addition to constructing large and smaller HydroThermal Reactors in the United States and abroad, the Company intends to establish partnerships at home and abroad to propagate these systems and meet increasing global demand for electricity. The Company is developing a smaller “modular” reactor to support AI data centers and other applications where a constant 24/7/365 base load is required.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present on a consolidated basis the accounts of the Company and subsidiaries. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets and the amount of unaudited consolidated net income (loss) that is attributable to the Company and to the noncontrolling interest in its unaudited consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. At March 31, 2026, there were a total of 15,000 and 111,000 shares potentially issuable pursuant to the exercise of warrants and options, respectively. At March 31, 2025, there were a total of 1,200,000 and 0 shares potentially issuable pursuant to the exercise of warrants and options, respectively. There is no effect on diluted loss per share since these common stock equivalents are anti-dilutive.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of March 31, 2026 and December 31, 2025. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Advertising Costs

All costs associated with advertising and promotion are expensed as incurred. Total recognized advertising and promotion expenses were $0 for the three months ended March 31, 2026 and 2025, respectively.

Research and Development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $0 of research and development costs for the three months ended March 31, 2026 and 2025. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash and cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had cash in excess of the $250,000 FDIC insured limit in the amounts of $239,304 and $78,466, respectively.

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

On February 17, 2025, the Company completed the sale of its majority interest in AGP to Ron Pickett, its CEO, for the amount of $1. This amount was credited against the amount due to Mr. Pickett for business expenses. There were no assets on the books of AGP. The Company de-recognized the liabilities of AGP and the balance of non-controlling interest. The loss on sale of AGP to related party was recognized in income as follows:

Other Liabilities	$(35,058)
Non-controlling interest	351,402
Accounts payable	(1)
Loss on sale of subsidiary	$(316,343)

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations through February 17, 2025:

	Three Months Ended
	March 31,	March 31,
	2026	2025

Selling, general, and administrative expenses	-	780
Loss on sale of subsidiary	-	316,343
Loss from discontinued operations, net of tax	$-	$317,123

The following information presents the significant operating cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Operating activities of discontinued operations
Net loss from discontinued operations	$-	$(317,123)
Loss on sale of subsidiary	-	316,343

Changes in current assets and liabilities:
Accounts payable	-	3,791

NOTE 3: GOING CONCERN

For the three months ended March 31, 2026 and 2025, the Company had a net loss from continuing operations of $335,388 and $244,750, respectively. The Company had an accumulated deficit of $29,352,693 and $29,017,305 at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, the Company had working capital of $9,012,116 and $(555,239), respectively.

The Company has been dependent on raising capital through debt and equity financings to meet its needs for cash used in operating and investing activities. During the three months ended March 31, 2026, the Company received proceeds of $1,443,750 from the sale of common stock. During the year ended December 31, 2025, the Company received proceeds of $750,000 and $250,000, respectively, from the sale of common stock and the exercise of common stock warrants. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

The Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 were prepared under the assumption that it would continue operations as a going concern. However, the factors listed above cause substantial doubt about the Company’s ability to continue as a going concern. Additionally, the report of the Company’s independent registered public accounting firm that accompanies the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024 contains a qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4: RIGHT-OF-USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices. The Company uses a 12% rate to determine the present value of the lease payments. The Company’s leases have remaining lease terms of less than 1 year.

The Company’s lease expense was entirely comprised of operating leases. Lease expense for the three months ended March 31, 2026 and 2025 amounted to $3,000 and $2,700, respectively.

The Company’s ROU asset amortization for the three months ended March 31, 2026 and 2025 was $2,743 and $2,469, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	March 31, 2026	December 31, 2025
Office	$6,728	$9,471
Right of use assets, net	$6,728	$9,471

Operating lease liabilities are summarized below:

	March 31, 2026	December 31, 2025
Office	$6,728	$9,471
Lease liability	6,728	9,471
Less: current portion	(6,728)	(9,471)
Lease liability, non-current	$-	$-

Maturity analysis under these lease agreements are as follows:

For the year ended December 31, 2026	$7,000
Less: Present value discount	(272)
Lease liability	$6,728

NOTE 5: ACCRUED LIABILITIES - RELATED PARTIES

Accrued liabilities and expenses as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
Board of Director fees	$18,750	$50,000
Total	$18,750	$50,000

During the three months ended March 31, 2026 and 2025, the Company accrued fees due to the Board of Directors in the amount of $25,000.

On March 31, 2026, the Company issued 28,125 shares of common stock at a price of $2.00 per share to Directors for the conversion of accrued director’s fees in the amount of $56,250. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

NOTE 6: ACCRUED PAYROLL

Accrued payroll as of March 31, 2026 and December 31, 2025 consists of the following:

	March 31, 2026	December 31, 2025
Accrued payroll	$564,095	$542,460
Accrued payroll taxes	29,435	27,704
Total	$593,530	$570,164

The Company disputes the amount of $67,850, which is included in accrued payroll at March 31, 2026 and December 31, 2025. This amount was recorded during the period ended December 31, 2014 as due to its then CFO. The Company does not believe it has any liability to this individual.

Activity during the three months ended March 31, 2026

The Company accrued salaries in the amount of $21,635, net of payments of $79,615. The Company accrued payroll taxes in the amount of $1,731 on unpaid wages.

Activity during the three months ended March 31, 2025

The Company accrued salaries in the amount of $99,850, net of payments of $1,400. The Company accrued payroll taxes in the amount of $7,988 on unpaid wages.

NOTE 7: NOTES PAYABLE IN DEFAULT

Notes payable as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
Note payable issued April 7, 2014	$80,000	$80,000
Total	80,000	80,000
Less current portion	(80,000)	(80,000)
Long term portion	$-	$-

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

During the three months ended March 31, 2026 and 2025, the Company accrued interest in the amount of $3,000 on this note. As of March 31, 2026, the amount of principal and accrued interest due on this note is $80,000 and $136,883, respectively. As of December 31, 2025, the amount of principal and accrued interest due on this note is $80,000 and $133,883, respectively. This note is in default as of the filing date.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases an office at 1213 Culbreth Drive, Suite 103, Wilmington, North Carolina 28405, on an annual lease. Rental expenses charged to operations for the three months ended March 31, 2026 and 2025 were $3,000 and $2,700, respectively.

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

Litigation

In March 2026, the Company received notification of a lawsuit by the holder of a note payable by AGP, demanding payment of principal in the amount of $80,000 and accrued interest in the amount $121,883. The Company’s legal counsel is currently reviewing this case.  The company believes this lawsuit is without merit, and plans to vigorously defend its position. The entire amount of principal and interest appears on the Company’s balance sheet, and no additional liability has been recorded.

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

NOTE 9: STOCKHOLDERS’ DEFICIT

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, the Company had 0 shares of preferred stock issued and outstanding.

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

There were no Series A Convertible Preferred Stock transactions during the three months ended March 31, 2026 and 2025. At March 31, 2026 and December 31, 2025, there are no shares of Series A Convertible Preferred Stock outstanding.

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

There were no Series AA Convertible Preferred Stock transactions during the three months ended March 31, 2026 and 2025. At March 31, 2026 and December 31, 2025, there were no shares of Series AA Convertible Preferred Stock outstanding.

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

There were no Series AAA Convertible Preferred Stock transactions during the three months ended March 31, 2026 and 2025. At March 31, 2026 and December 31, 2025, there were no shares of Series AAA Convertible Preferred Stock outstanding.

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

There were no Series AAAA Convertible Preferred Stock transactions during the three months ended March 31, 2026 and 2025. At March 31, 2026 and December 31, 2025, there were no shares of Series AAAA Convertible Preferred Stock outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, the Company had 61,850,743 and 56,900,743 shares of common stock issued and outstanding, respectively.

Common stock transactions during the three months ended March 31, 2026

The Company issued 4,200,000 shares of common stock, at a price of $2.00 per share, as partial payment for the acquisition of Trinity Group Construction, Inc. (“Trinity”). See Note 12.

The Company received $1,443,750 from the sale of 721,875 shares of common stock at a price of $2.00 per share.

The Company issued 28,125 shares of common stock at a price of $2.00 per share to Directors for the conversion of accrued director’s fees in the amount of $56,250. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

Common stock transactions during the three months ended March 31, 2025

The Company received $60,000 from the sale of 60,000 shares of common stock and warrants to purchase an additional 60,000 shares of common stock at an exercise price of $1.00 per share.

Common Stock to be Issued

For the three months ended March 31, 2026

None.

For the three months ended March 31, 2025

The Company has committed to issue 710,220 shares at a price of $0.50 per share for the cashless conversion of 1,775,550 warrants. There was no gain or loss recorded on this transaction as the conversion occurred pursuant to the terms of the warrants.

The Company has committed to issue 700,000 shares of common stock at a price of $0.10 per share for the conversion of Series AAA Preferred Stock. There was no gain or loss recorded on this transaction as the conversion occurred pursuant to the terms of the Series AAA Preferred.

The Company has committed to issue 1,183,700 shares of common stock at a price of $0.50 per share for the conversion of 591,850 shares of Series AAAA Preferred Stock. There was no gain or loss recorded on this transaction as the conversion occurred pursuant to the terms of the Series AAAA Preferred.

The Company has committed to issue 63,630 shares of common stock at a price of $1.00 per share to a related party as compensation. There was no gain or loss recorded on this transaction as the transaction was recorded at the market price of the common stock.

Options

Option activity for the three months ended March 31, 2026

The Company issued 111,000 options to purchase common shares of the Company with an exercise price of $1.00 and a fair value of $171,916. The options vest 1/3 on April 1, 2027, 1/3 on April 1, 2028, and 1/3 on April 1, 2029 and carry an expiration date of April 1, 2032. There was no charge to operations for these options during the three months ended March 31, 2026 because they were issued on March 31, 2026. These options were valued utilizing the Black-Scholes valuation model with the following assumptions:

March 31,
2026
Volatility	185.11%
Dividends	0%
Risk-free interest rate	3.92%
Term (years)	3.00

Option activity for the three months ended March 31, 2025

None.

The following table summarizes the warrants outstanding and the related prices for the warrants to purchase shares of the Company’s common stock issued by the Company as of March 31, 2026:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$1.00	111,000	6.00	$1.00	-	$-
	111,000	6.00	$1.00	-	-

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2025	-	$-

Issued	111,000	1.00
Exercised	-	-
Cancelled/Expired	-	-
Options outstanding at March 31, 2026	111,000	$1.00

Warrants

Warrant activity for the three months ended March 31, 2026

None.

Warrant activity for the three months ended March 31, 2025

During the three months ended March 31, 2025, the Company issued 60,000 warrants to purchase common shares of the Company at $1.00 per share. The warrants vested upon issuance and carried an expiration date of December 31, 2025. The warrants were exercised for cash proceeds of $60,000.

The following table summarizes the warrants outstanding and the related prices for the warrants to purchase shares of the Company’s common stock issued by the Company as of March 31, 2026:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$1.05	15,000	1.25	$1.05	15,000	$1.05
	15,000	1.25	$1.05	15,000	1.05

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Warrants outstanding at December 31, 2025	15,000	$1.05

Issued	-	-
Exercised	-	-
Cancelled/Expired	-	-
Warrants outstanding at March 31, 2026	15,000	$1.05

Incentive Stock Plan

On February 18, 2021, the Company’s board of directors approved an incentive stock plan (the “2021 Incentive Stock Plan”) in order to provide additional incentive to employees, directors, and consultants. The 2021 Incentive Stock Plan permits the grant of Incentive Stock Options, Non-statutory Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units and Performance Shares. The maximum number of aggregate shares available for issuance under the 2021 Incentive Stock Plan is 4,000,000. At March 31, 2026 and December 31, 2025, 111,000 and 0 options have been issued pursuant to the 2021 Incentive Stock Plan. The options have an exercise price of $1.00 per share and vest at a rate of 1/3 at the end of each year, beginning April 1, 2027, for three years and have an expiration date of April 1, 2032, or upon the employee’s termination.

NOTE 10: RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2026

The Company accrued salaries in the amount of $21,635, net of payments of $79,615. The Company accrued payroll taxes in the amount of $1,731 on unpaid wages. At March 31, 2026 and December 31, 2025, the amount of $496,244 and $474,610, respectively, of accrued salaries due to officers is included in the Company’s balance sheet as Accrued Payroll. See note 6.

The Company accrued fees due to the Board of Directors in the amount of $25,000.

On March 31, 2026, the Company issued 28,125 shares of common stock at a price of $2.00 per share to Directors for the conversion of accrued director’s fees in the amount of $56,250. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

On March 24, 2026, the Company issued 4,200,000 shares of common stock at a price of $2.00 per share to its President in connection with the pending merger with Trinity. See Note 12.

For the three months ended March 31, 2025

On February 17, 2025, the Company completed the sale of its majority interest in AGP to Ron Pickett, its CEO, for the amount of $1. This amount was credited against the amount due to Mr. Pickett for business expenses. There were no assets on the books of AGP. The Company de-recognized the liabilities of AGP and the balance of non-controlling interest. The loss on sale of AGP to related party was recognized in income (loss) from discontinued operations.

The Company accrued salaries due to officers in the amount of $99,850, net of payments of $1,400. The Company accrued payroll taxes in the amount of $7,988 on unpaid wages. At March 31, 2025 and December 31, 2024, the amount of $495,273 and $395,423, respectively, of accrued salaries due to officers is included in the Company’s balance sheet as Accrued Payroll. See note 6.

The Company accrued fees due to the Board of Directors in the amount of $25,000.

NOTE 11: SEGMENT INFORMATION

The Company operates in one reportable segment: the generation of green energy. The Company intends to leverage intellectual property and engage innovative clean energy technology to provide a reliable source of green electricity. The Company has not generated any revenues from operations. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”) includes the chief executive officer and chief operating officer. The CODM decides how to allocate resources based on the components of net loss from continuing operations and significant expenses. The CODM evaluates expenses to ensure resources are appropriately allocated to foster progress. The segment net loss from continuing operations and significant segment expenses are presented in the table below. Segment assets are reported on the balance sheet as total assets.

	Three Months Ended
	March 31,
	2026	2025
Operating Expenses:
Bank service charges	$356	$140
Office supplies	4,021	4,770
Payroll and related costs	114,107	109,541
Director compensation	25,000	25,000
Rent expense	3,750	3,450
Insurance	8,740	12,054
Filing fees	7,339	-
Travel expense	8,245	5,691
Professional fees	108,440	38,253
Consulting expense	17,006	214
Taxes and licenses	384	447
Stock based compensation	-	34,793
Financing costs	35,000	-
	332,388	234,353
Other expenses:
Interest expense	3,000	10,397
	3,000	10,397

Segment loss	$(335,388)	$(244,750)

Adjustments and reconciling items	-	-
Net loss from continuing operations	$(335,388)	$(244,750)

	March 31, 2026	December 31, 2025
Other segment disclosures:
Segment assets	$9,896,032	$337,937

NOTE 12: SUBSEQUENT EVENTS

Stock Purchase Agreement

On March 31, 2026, the Company entered into a Stock Purchase Agreement (the “SPA”) with Mil L. Wallen, CEO and owner of 100% of the shares of Trinity Group Construction, Inc. (“Trinity”). Mr. Wallen is President of KiNRG and a related party. Pursuant to the SPA, KiNRG would acquire 100% of the stock of Trinity in exchange for the aggregate purchase price of $12,400,000 (the “Purchase Price”). The Purchase Price shall be paid via delivery by KiNRG (“Buyer”) to Trinity (“Seller”) of: (a) $1,000,000 in cash (the “Cash Consideration”) to an account or accounts designated by Seller prior to the Closing, (b) 4,200,000 shares of common stock, par value $0.0001, at a price of $2.00 per share, of Buyer (the “Buyer Shares”), and (c) a promissory note in the aggregate principal amount of $3,000,000 (the “Promissory Note”). The parties intend to combine Trinity’s expertise in constructing data centers with KiNRG’s HydroThermal Reactor power generation technology to market a data center solution. The transaction closed on April 1, 2026.

In May 2026, the Company sold 710,000 shares of common stock, at a price of $2.00 per share, for gross proceeds of $1,420,000 pursuant to a private placement offering.

The Company has evaluated events through May 14, 2026, the filing date of this Quarterly Report on Form 10-Q and determined that there have been no additional subsequent events that occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2026 TO THE THREE MONTHS ENDED MARCH 31, 2025

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) were $332,388 for the three months ended March 31, 2026, an increase of $98,035 or 41.8%, compared to $234,353 during the three months ended March 31, 2025. SG&A expenses consisted primarily of payroll and related costs, professional fees, consulting expenses, and director compensation.

Interest Expense

Interest expense was $3,000 during the three months ended March 31, 2026, a decrease of $7,397 or 71.1%, compared to interest expense of $10,397 during the three months ended March 31, 2025. Interest expenses consists of interest on the Company’s note payable.

Net Loss from Continuing Operations

For the reasons above, the Company had a net loss from continuing operations of $335,388 for the three months ended March 31, 2026, an increase of $90,638 or 37.0% compared to $244,750 for the three months ended March 31, 2025.

Net Loss from Discontinued Operations

Net loss attributable to discontinued operations was $0 during the three months ended March 31, 2026, a decrease of $317,123 compared to $317,123 during the three months ended March 31, 2025. Discontinued operations consist of the activities of AGP. The Company sold its interest in AGP on February 17, 2025, and recorded a loss on sale of subsidiary in the amount of $316,343.

Consolidated Net Loss

For the reasons above, consolidated net loss was $335,388 during the three months ended March 31, 2026, a decrease of $226,485 compared to $561,873 during the three months ended March 31, 2025.

Cash Flows from Operating Activities

Cash flows used in operating activities was $282,912 during the three months ended March 31, 2026, an increase of $240,500 or 567.1% compared to $42,412 during the prior period. The Company currently has no sales. Cash flows from operating activities consists of the net loss of $335,388 reduced primarily by changes in the components of working capital in the net amount of $52,476.

Cash Flows from Investing Activities

For the three months ended March 31, 2026, cash used in investing activities was $1,000,000, an increase of $1,000,000 or 100% compared to cash used in investing activities of $0 during the prior period. Cash flows used in investing activities consisted of a payment in transit for the acquisition of Trinity.

Cash Flows Provided by Financing Activities

For the three months ended March 31, 2026, cash provided by financing activities was $1,443,750, an increase of $1,383,750 or 2,306% compared to cash provided from financing activities of $60,000 during the prior period. Cash flows from financing activities consisted of proceeds from the sale of common stock.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $489,304. As of May 11, 2026, we had cash and cash equivalents of $1,778,886. Management believes this amount is not sufficient to meet our operating needs for the next 12 months, and in order to meet our working capital requirements, we will need to either raise sufficient capital or reduce our expenditures. We will rely on our ability to improve operating cash flow or raise additional capital through the sale of debt or equity securities in addition to our existing cash and cash equivalents to meet our working capital requirements for at least the next 12 months. There can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all, or that we will successfully implement cost-reduction initiatives or generate sufficient cash flows from operations.

The Company’s unaudited consolidated financial statements for the three months ended March 31, 2026 and 2025 were prepared under the assumption that it would continue operations as a going concern. However, the factors listed above cause substantial doubt about the Company’s ability to continue as a going concern. Additionally, the report of the Company’s independent registered public accounting firm that accompanies the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024 contains a qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern. In addition, the report of our independent registered public accounting firm on our consolidated financial statements as of and for the years ended December 31, 2025 and 2024 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are unable to secure additional funding or achieve profitability, we may be required to curtail or cease operations, which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of March 31, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q) and have concluded that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures described above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2026, the Company received notification of a lawsuit by the holder of a note payable by AGP, demanding payment of principal in the amount of $80,000 and accrued interest in the amount $121,883. The Company’s legal counsel is currently reviewing this case.  The company believes this lawsuit is without merit, and plans to vigorously defend its position. The entire amount of principal and interest appears on the Company’s balance sheet, and no additional liability has been recorded.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Risks Related to the Acquisition of Trinity Group Construction

The Company may not realize the anticipated benefits of its acquisition of Trinity Group Construction.

On April 1, 2026, the Company acquired Trinity Group Construction. The Company’s ability to realize the anticipated benefits of the acquisition will depend, in part, on its ability to integrate Trinity’s operations, personnel, systems, customer relationships, contracts and business processes into the Company’s existing business. The integration process may be complex, costly and time-consuming and may divert management’s attention from other business matters. The Company may not successfully integrate Trinity’s business or realize the anticipated strategic, operational or financial benefits of the acquisition within the expected timeframe or at all.

Trinity’s business may expose the Company to risks associated with the construction industry.

As a result of the acquisition of Trinity Group Construction, the Company is subject to risks associated with the construction industry, including risks related to project delays, cost overruns, labor availability, subcontractor performance, supply chain disruptions, materials costs, bonding requirements, customer concentration, contract disputes, payment delays, warranty obligations, safety matters, insurance coverage, regulatory compliance and general economic conditions affecting construction activity. Any of these risks could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may assume liabilities in connection with the acquisition of Trinity Group Construction.

In connection with the acquisition of Trinity Group Construction, the Company may be exposed to known and unknown liabilities relating to Trinity’s business, including liabilities arising from prior contracts, employment matters, tax matters, litigation, regulatory compliance, customer claims, vendor disputes, warranty obligations and other matters. The Company may have limited recourse against the sellers for certain liabilities, and any such liabilities could be material or could adversely affect the Company’s business, financial condition and results of operations.

The issuance of shares in connection with the acquisition of Trinity Group Construction resulted in dilution to existing stockholders.

In connection with the acquisition of Trinity Group Construction, the Company issued an aggregate of 4,200,000 shares of common stock, consisting of 4,000,000 shares issued to the Company’s President and 200,000 shares issued to a nominee of the Company’s President. The issuance of these shares resulted in dilution to the Company’s existing stockholders and may increase the number of shares eligible for resale in the market, which could adversely affect the market price of the Company’s common stock.

The acquisition involved an issuance of shares to the Company’s President and a nominee of the Company’s President, which may create actual or perceived conflicts of interest.

In connection with the acquisition of Trinity Group Construction, the Company issued shares of common stock to the Company’s President and to a nominee of the Company’s President. These relationships may create actual or perceived conflicts of interest, including with respect to the negotiation, approval and valuation of the acquisition and the related share issuance. Although the Company believes the transaction was approved in accordance with applicable corporate governance requirements, any actual or perceived conflicts of interest could result in stockholder concerns, regulatory scrutiny or claims challenging the transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, the Company issued the following shares of common stock in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On March 31, 2026, in connection with the Company’s acquisition of Trinity Group Construction, the Company issued an aggregate of 4,200,000 shares of common stock, consisting of (i) 4,000,000 shares issued to the Company’s President and (ii) 200,000 shares issued to a nominee of the Company’s President. The shares were issued at an agreed value of $2.00 per share, representing aggregate consideration of $8,400,000. The issuance was exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

On March 31, 2026, the Company issued an aggregate of 721,875 shares of common stock to certain investors at a purchase price of $2.00 per share, for aggregate gross proceeds of $1,443,750. The issuance was exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

On March 31, 2026, the Company issued an aggregate of 28,125 shares of common stock to members of the Company’s board of directors at an agreed value of $2.00 per share upon the conversion of accrued board fees in the aggregate amount of $56,250. The issuance was exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

No underwriters were involved in the foregoing issuances, and the Company did not engage in any general solicitation or general advertising in connection with the issuances.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit
Number	Description
2.1	Stock Purchase Agreement dated March 31, 2026 by and among the Company, Trinity Construction Group, Inc. and Millard L. Wallen (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2026)
10.1	Promissory Note, dated April 1, 2026, issued by KiNRG, Inc. to Millard L. Wallen, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KiNRG, Inc.

	By:	/s/ Ronald W. Pickett
	Name:	Ronald W. Pickett
	Title:	Chief Executive Officer
(Principal Financial and Accounting Officer)
Date: May 14, 2026