Form 10-Q
period 2026-06-30
KiNRG, Inc.
filed 2026-08-19
CIK 95572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 62,560,743 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KiNRG, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$116,085,141	$328,466
Contract receivable	115,935,072	-
Retention receivable	59,491,423	-
Contract assets	6,561,361	-
Prepaid expense and other current assets	90,410	-
Total current assets	298,163,407	328,466

Property and equipment	358,130	-
Right of use asset - operating lease	789,713	9,471
Goodwill	31,114,193	-
Deferred tax assets	3,364,077	-
Deposit	10,000	-
Total assets	$333,799,520	$337,937

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$218,124,731	$32,676
Retention payable	60,616,896	-
Accrued payroll	1,019,319	570,164
Accrued interest	139,883	133,883
Accrued interest - related party	44,384	-
Contract liabilities	12,850,041	-
Accrued liabilities - related parties	5,558,173	50,000
Operating lease liabilities, current portion	274,369	9,471
Notes payable, current portion	108,169	80,000
Note payable - related party	3,000,000	-
Future receivables obligation	3,650,726	-
Accrued income taxes	783,381	-
Other current liabilities	298,682	7,511
Total current liabilities	306,468,754	883,705

Operating lease liabilities, net of current portion	515,344	-
Notes payable, net of current portion	90,642	-
Total liabilities	307,074,740	883,705

Commitments and Contingencies (See note 15)	-	-

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, 5,424,700 shares undesignated	-	-
Series A Convertible Preferred stock, par value $0.0001 per share, 500,000 shares designated, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Series AA Convertible Preferred stock, par value $0.0001 per share, 3,000,000 shares designated, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Series AAA Convertible Preferred stock, $0.0001 per share, 70,000 shares designated, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Series AAAA Convertible Preferred stock, $0.0001 per share, 1,005,300 shares designated, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Common stock, par value $0.0001, 250,000,000 shares authorized, 62,560,743 and 56,900,743 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6,256	5,690
Additional paid-in capital	39,799,461	28,465,847
Accumulated deficit	(13,080,937)	(29,017,305)
Total stockholders’ equity (deficit)	26,724,780	(545,768)

Total liabilities and stockholders’ equity	$333,799,520	$337,937

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$369,170,248	$-	$369,170,248	$-
Contract costs	347,054,830	-	347,054,830	-
Gross profit	22,115,418	-	22,115,418	-

Operating expenses:
Selling, general, and administrative expenses	$4,978,788	$221,572	$5,311,176	$455,925
Total operating expenses	4,978,788	221,572	5,311,176	455,925

Operating income (loss)	17,136,630	(221,572)	16,804,242	(455,925)

Other income (expenses):
Gain on settlement of accounts payable	-	4,000	-	4,000
Interest income	268,216	-	268,216	-
Interest expense	(3,637,941)	(10,151)	(3,640,941)	(20,548)
Total other expenses	(3,369,725)	(6,151)	(3,372,725)	(16,548)

Income (loss) before provision for income taxes	13,766,905	(227,723)	13,431,517	(472,473)

Income tax benefit	2,504,851	-	2,504,851	-

Net income (loss) from continuing operations	16,271,756	(227,723)	15,936,368	(472,473)

Net loss from discontinued operations	-	-	-	(317,123)

Net income (loss)	$16,271,756	$(227,723)	$15,936,368	$(789,596)

Net income (loss) per common share from continuing operations - basic	$0.26	$(0.00)	$0.27	$(0.01)
Net income (loss) per common share from continuing operations - diluted	$0.26	$(0.00)	$0.27	$(0.01)
Net loss per common share from discontinued operations - basic	$-	$-	$-	$(0.00)
Net loss per common share from discontinued operations - diluted	$-	$-	$-	$(0.00)
Net income (loss) per common share - basic	$0.26	$(0.00)	$0.27	$(0.01)
Net income (loss) per common share - diluted	$0.26	$(0.00)	$0.27	$(0.01)

Weighted-average number of common shares outstanding - basic	62,272,062	54,290,468	59,779,693	54,244,887
Weighted-average number of common shares outstanding - diluted	62,344,687	54,290,468	59,827,860	54,244,887

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		To Be Issued		Additional Paid-in	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, March 31, 2025	51,598,193	$5,160	2,657,550	$265	$25,709,581	$(26,874,573)	$-	$(1,159,567)

Vesting of compensatory warrants	-	-	-	-	34,793	-	-	34,793

Common stock sold for cash	190,000	19	-	-	189,981	-	-	190,000

Common stock issued to directors for conversion of fees	150,000	15	-	-	149,985	-	-	150,000

Common stock issued to officers for conversion of salaries	180,000	18	-	-	179,982	-	-	180,000

Common stock issued for conversion of note payable	250,000	25	-	-	249,975	-	-	250,000

Imputed interest on related party loans	-	-	-	-	7,151	-	-	7,151

Net loss for the three months ended June 30, 2025	-	-	-	-	-	(227,723)	-	(227,723)

Balance, June 30, 2025	52,368,193	$5,237	2,657,550	$265	$26,521,448	$(27,102,296)	$-	$(575,346)

Balance, March 31, 2026	61,850,743	$6,185	-	$-	$38,365,352	$(29,352,693)	$-	$9,018,844

Vesting of stock options	-	-	-	-	14,180	-	-	14,180

Common stock sold for cash	710,000	71	-	-	1,419,929	-	-	1,420,000

Net income for the three months ended June 30, 2026	-	-	-	-	-	16,271,756	-	16,271,756

Balance, June 30, 2026	62,560,743	$6,256	-	$-	$39,799,461	$(13,080,937)	$-	$26,724,780

Balance, December 31, 2024	51,538,193	$5,154	2,657,550	$265	$25,607,397	$(26,312,700)	$(351,402)	$(1,051,286)

Vesting of compensatory warrants	-	-	-	-	69,586	-	-	69,586

Common stock sold for cash	250,000	25	-	-	249,975	-	-	250,000

Common stock issued to directors for conversion of fees	150,000	15	-	-	149,985	-	-	150,000

Common stock issued to officers for conversion of salaries	180,000	18	-	-	179,982	-	-	180,000

Common stock issued for conversion of note payable	250,000	25	-	-	249,975	-	-	250,000

Imputed interest on related party loans	-	-	-	-	14,548	-	-	14,548

Derecognition of noncontrolling interest	-	-	-	-	-	-	351,402	351,402

Net loss for the six months ended June 30, 2025	-	-	-	-	-	(789,596)	-	(789,596)

Balance, June 30, 2025	52,368,193	$5,237	2,657,550	$265	$26,521,448	$(27,102,296)	$-	$(575,346)

Balance, December 31, 2025	56,900,743	$5,690	-	$-	$28,465,847	$(29,017,305)	$-	$(545,768)

Vesting of stock options	-	-	-	-	14,180	-	-	14,180

Common stock sold for cash	1,431,875	143	-	-	2,863,607	-	-	2,863,750

Common stock issued to directors for conversion of fees	28,125	3	-	-	56,247	-	-	56,250

Common stock issued upon consummation of acquisition	4,200,000	420	-	-	8,399,580	-	-	8,400,000

Net income for the six months ended June 30, 2026	-	-	-	-	-	15,936,368	-	15,936,368

Balance, June 30, 2026	62,560,743	$6,256	-	$-	$39,799,461	$(13,080,937)	$-	$26,724,780

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,936,368	$(789,596)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of subsidiary	-	316,343
Stock based compensation	14,180	69,586
Imputed interest on loans payable	-	14,548
Amortization of right of use assets	71,459	5,013
Depreciation	22,799	-
Changes in current assets and liabilities:
Contract receivable	(13,980,386)	-
Retention receivable	(24,988,055)	-
Contract assets	(3,033,223)	-
Prepaid expense and other current assets	104,877	-
Deferred tax asset	(3,288,232)	-
Accounts payable	114,339,829	(16,417)
Retention payable	26,810,702	-
Accrued payroll	(161,086)	208,088
Accrued interest	6,000	6,000
Accrued interest - related party	44,384	-
Contract liabilities	(4,353,864)	-
Accrued liabilities - related parties	(750,000)	50,000
Accrued income tax	783,381	-
Operating lease liabilities	(71,459)	(5,013)
Other current liabilities	174,731	-
Net cash provided by (used in) operating activities	107,682,405	(141,448)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of TRINITY	13,439,400	-
Cash paid for acquisition of TRINITY	(1,000,000)	-
Collections on note receivable from affiliate	5,267,276
Cash paid for fixed assets	(26,116)
Net cash provided by investing activities	17,680,560	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	2,863,750	250,000
Future receivables obligation	(12,462,502)	-
Cash used for principal payments on notes payable	(7,538)	-
Net cash (used in) provided by financing activities	(9,606,290)	250,000

Net increase in cash and cash equivalents	115,756,675	108,552

Cash and cash equivalents at beginning of period	328,466	27,008

Cash and cash equivalents at end of period	$116,085,141	$135,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,590,557	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued upon consummation of acquisition	$8,400,000	$-
Note payable issued for acquisition	$3,000,000	$-
Common stock issued to directors for conversion of fees	$56,250	$150,000
Payment on debt made by related party directly to lender	$3,800,000	$-
Common stock issued for conversion of loan payable - related party	$-	$250,000
Common stock issued to officers for conversion of salaries	$-	$180,000

See the accompanying notes to the unaudited condensed consolidated financial statements

KiNRG, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025

Unaudited

NOTE 1: NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include those of KiNRG, Inc. and all of its wholly-owned subsidiaries (collectively, the “Company”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) pursuant to Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in its Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations to be expected for the full year.

Description of Business

Our Company’s core objective is to develop and build data centers while commercializing our HTR concept, which is designed to generate electricity without combusting fossil fuels and to support applications that value reliable power.

Effective April 1, 2026, the Company acquired TRINITY Group Construction, Inc.(“TRINITY”), a Virginia S corporation organized in 2002, as a general contractor primarily engaged in construction-related activities in the Washington, DC metropolitan area. TRINITY’s principal location is Herndon, Virginia. See note 2.

Liquidity

The Company had cash in the amount of $116,085,141 at June 30, 2026, and generated $107,682,405 in cash from operating activities during the six months ended June 30, 2026. Management believes that the TRINITY acquisition has alleviated the Company’s short-term liquidity issue. See note 2.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include total estimated contract costs and percentage-of-completion revenue, variable consideration and claims, the TRINITY acquisition purchase price allocation, the reserve against the Ox Hill receivables, recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Business Combinations

In accordance with ASC 805 “Business Combinations”, the Company accounts for business combinations using the acquisition method of accounting. Under this method, the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquired company are recorded at their estimated fair values as of the acquisition date.

The excess of the purchase price over the estimated fair value of net identifiable assets acquired is recorded as goodwill. Acquisition-related costs, such as legal, accounting, and advisory fees, are expensed as incurred and reported in operating expenses.

The operating results of acquired businesses are included in the consolidated financial statements from the actual date of acquisition.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. In order to determine the amount of goodwill resulting from an acquisition, the Company performs an assessment to determine the value of the acquired company’s tangible and identifiable intangible assets and liabilities. In its assessment, the Company determines whether identifiable intangible assets exist, which typically include backlog, customer relationships and intellectual property. Intangible assets are amortized over the period in which the contractual or economic benefits of the intangible assets are expected to be realized.

The Company tests goodwill for impairment annually for each reporting unit in the fourth quarter of the fiscal year and between annual tests, if events occur or circumstances change which suggest that goodwill should be evaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s impairment tests are performed at the operating segment level as they represent the Company’s reporting units.

Goodwill is evaluated for impairment either by assessing qualitative factors or by performing a quantitative assessment. Qualitative factors, such as overall financial performance, industry or market considerations, or other relevant events, are assessed to determine if it is more likely than not that the fair value of the reporting units is less than their carrying amounts. During a quantitative impairment test, the Company estimates the fair value of the reporting unit using income and market approaches, and compares that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, goodwill is impaired, and an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to the reporting unit. The impairment evaluation process includes, among other things, making assumptions about variable such as revenue growth rates, profitability, discount rates, and industry market multiples, which are subject to a high degree of judgment.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset, which ranges from 5 to 7 years. Repairs and maintenance costs are expensed as incurred.

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

Net Income (Loss) per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”).

Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock. Basic and diluted net income (loss) per common share is computed based on the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2025, 2,657,550 shares to be issued are included in the calculation of shares outstanding; the shares potentially issuable pursuant to the exercise of warrants and options were excluded from diluted loss per share since these common stock equivalents were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Income (loss) from continuing operations	$16,271,756	$(227,723)	$15,936,368	$(472,473)

Loss from discontinued operations	$-	$-	$-	$(317,123)

Denominator:
Weighted average shares outstanding – basic	62,272,062	54,290,468	59,779,693	54,244,887
Dilutive effect of stock issuable pursuant to the exercise of warrants	7,125	-	4,500	-
Dilutive effect of stock issuable pursuant to the exercise of options	65,500	-	43,667	-
Weighted average shares outstanding - diluted	62,344,687	54,290,468	59,827,860	54,244,887

Income (loss) per share from continuing operations - basic	$0.26	$(0.00)	$0.27	$(0.01)
Income (loss) per share from continuing operations - diluted	$0.26	$(0.00)	$0.27	$(0.01)
Loss per share from discontinued operations - basic	$-	$-	$-	$(0.00)
Loss per share from discontinued operations - diluted	$-	$-	$-	$(0.00)

Revenue Recognition

Revenue is recognized in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

The Company recognizes contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. The Company recognizes revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. The percentage-of-completion method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Due to the nature of the work required to be performed on the Company’s performance obligations, estimating total revenue and cost at completion is complex, subject to many variables and requires significant judgment. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration, including the impact of change orders, claims, and the achievement of contractual performance criteria, and award or other incentive fees are made during the contract performance period. The Company estimates variable consideration at the most likely amount it expects to receive. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to management.

Disaggregation of Revenue

The Company recognizes revenue related to Construction Management by geographic location (United States - East and United States - West).

Construction Management Revenue by Geographic Location	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
United States – East	$32,609,313	$32,609,313
United States – West	336,560,935	336,560,935
Total	$369,170,248	$369,170,248

Contract costs include all direct materials, labor, subcontractor costs, equipment costs, and those indirect costs related to contract performance. Other indirect, general, and administrative costs are charged to expense as incurred. Changes to total estimated contract cost are recognized in the period in which they are determined as assessed at the contract level. When such revisions lead to a conclusion that a loss will be recognized on a contract, the full amount of the estimated loss is recognized in the period such conclusion is reached, regardless of the percentage completion of the contract. Customer payments are generally due within 30 to 45 days of billing, depending on the contract.

Remaining Unsatisfied Performance Obligation (“RUPO”)

RUPO represents a measure of the value of work to be performed on contracts awarded and in progress. RUPO includes both billed and unbilled amounts. Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. See Note 6.

Contract Receivables and Retainage

Contract receivables represent unconditional rights to consideration from project owners for billed performance obligations. Retainage receivables represents amounts which have not been billed to customers pursuant to retainage provisions in the construction contracts, which generally become payable upon contract completion and acceptance by the customer. Amounts are generally collected within one year of the completion of the project.

The balances of receivables related to contracts with customers as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025
Contract receivables	$115,935,072	$-
Retention receivables	$59,491,423	$-

Contract assets include cost and estimated earnings in excess of billings on uncompleted contracts. The Company anticipates that substantially all incurred costs associated with contract assets as of June 30, 2026 will be billed and collected within one year. Contract assets may include amounts the Company seeks to collect from customers or others for (i) errors, (ii) changes in contract specifications or design, (iii) contract change orders in dispute, unapproved as to scope and price, or (iv) other customer-related causes of unanticipated additional contract costs (such as claims). The Company did not recognize any material amounts associated with claims and unapproved change orders during the six months ended June 30, 2026. Contract liabilities include billings in excess of costs and estimated earnings on uncompleted contracts. The Company anticipates that substantially all such amounts will be earned within one year.

The balances of contract assets and contract liabilities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025
Contract assets	$6,561,361	$-
Contract liabilities	$12,850,041	$-

Allowance for Credit Losses

The Company recognizes an allowance for credit losses for financial assets carried at amortized cost, to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the contractual term of the financial asset (or group thereof), which includes consideration of prepayments, and is based on the Company’s expectations as of the balance sheet date. The Company evaluates certain criteria, including aging and historical write-offs, the current economic condition of specific customers, and expected future economic conditions to determine the appropriate allowance for credit losses on financial assets carried at amortized cost. Such financial assets are written off when the Company determines that they are uncollectible or based on regulatory requirements, whichever is earlier. Write-offs are recognized as a deduction from the allowance for credit losses. Expected recoveries of amounts previously written off, not to exceed the aggregate of the amount previously written off, are included in measuring an allowance for credit losses as of the balance sheet date. At the time of the TRINITY acquisition, the Company recorded a partial reserve in the amount of $29,917,458 on the related party receivables. See Note 2. There was no allowance for credit losses deemed necessary as of December 31, 2025.

Concentrations of Credit Risk

Accounts receivable and all contract work in progress are from clients in various industries and locations. Most contracts require payments as the projects progress or, in certain cases, advance payments. We generally do not require collateral, but in most cases can place liens against the project assets or terminate the contract, if a material default occurs. We evaluate the counterparty credit risk as part of our bidding process, our project risk review process and in determining the appropriate level of reserves during project execution. We maintain reserves for potential credit losses and generally such losses have been minimal and within management’s estimates.

We have cash and marketable securities on deposit with major banks. Such deposits are placed with high-quality institutions and the amounts invested in any single institution are limited to the extent possible in order to minimize concentration of counterparty credit risk.

We monitor the credit quality of our counterparties and establish reserves for any significant credit risk losses.

Common Control Leasing Arrangements

The Company has elected not to evaluate whether lessor entities in common control leasing arrangements meeting the following criteria are variable interest entities: 1) substantially all activities between the Company and the lessor entities are related to the leasing activities between the two entities (including supporting leasing activities) and 2) the principal amount of any lessor entity obligations related to the leased assets explicitly guaranteed or collateralized by the Company did not exceed the value of the leased assets at the inception of the guaranty or collateralization. As further described in Note 5, the Company has elected not to consolidate the accounts of TG Legacy, LLC.

Equity Method Investments

The Company earns income through transactions that involve the Company acting jointly with one or more additional purchasers or lenders, pursuant to a partnership, joint venture or limited liability company (“LLC”) agreement. For these transactions, in which the Company’s ownership share meets the criteria for the equity method investments under ASC Topic 323, the Company applies the equity method to investments over which the Company has significant influence. See Note 7.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of June 30, 2026 and December 31, 2025. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Advertising Costs

All costs associated with advertising and promotion are expensed as incurred. Total recognized advertising and promotion expenses were $5,745 and $500 for the three months ended June 30, 2026 and 2025, respectively. Total recognized advertising and promotion expenses were $5,745 and $500 for the six months ended June 30, 2026 and 2025, respectively.

Research and Development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $0 and $0 of research and development costs, respectively, for the three months ended June 30, 2026 and 2025. The Company had incurred $0 and $0 of research and development costs, respectively, for the six months ended June 30, 2026 and 2025. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash and cash equivalents. The Company utilizes a cash management service to make nightly sweeps of the cash in TRINITY’s bank accounts into FDIC insured accounts with a maximum of $250,000 per account. As of June 30, 2026 and December 31, 2025, the Company had cash in excess of the $250,000 FDIC insured limit in the amounts of $1,198,044 and $78,466, respectively.

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

Commitments and Contingencies

The Company follows the ASC 450-20 Contingencies to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Leases

The Company accounts for leases in accordance with Financial Accounting Standards Board (“FASB”) ASC 842, Leases. The Company determines if an arrangement is a lease at inception. Operating and Finance lease right-of-use (“ROU”) assets and current and noncurrent lease liabilities are included on the face of the consolidated balance sheet.

ROU assets represent the right of use to an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For finance leases, the Company recognizes the amortization of the ROU asset over the shorter of the lease term or useful life of the underlying asset. Interest accretion on the finance lease liabilities is recorded as interest expense. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows companies to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The Company adopted ASU 2025-05 effective January 1, 2026, on a prospective basis. The adoption of this accounting standard did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Recent Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The requirements of the OBBBA were applied to the Company’s results for the six months ended June 30, 2026, and there was no impact to its income tax expense or effective income tax rate.

Accounting Standards Issued, Not Adopted

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures over certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact this update will have on our annual disclosures; however, we do not anticipate a material impact to our financial condition, results of operations, or cash flows.

NOTE 2: TRINITY ACQUISITION

On November 7, 2025, the Company and Millard L. “Flip” Wallen, owner of 100% of the shares of TRINITY Group Construction, Inc., a Virginia S-corporation (the “Seller”) entered into a Letter of Intent for the acquisition of TRINITY by the Company, subject to definitive agreement (the “LOI”). Mr. Wallen is President of KiNRG and a related party. On March 31, 2026, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with TRINITY and the Seller, pursuant to which the Company agreed to acquire 100% of the issued and outstanding capital stock of TRINITY (the “Acquisition”). The Purchase Agreement was consummated on April 1, 2026.

The TRINITY Acquisition has been accounted for as a business combination under ASC 805, Business Combinations, using the acquisition method of accounting. Management evaluated the accounting treatment for this transaction under ASC 805 (Business Combinations) to determine whether it constituted a combination of entities under common control. Because the President does not hold a controlling financial interest (defined as a majority voting interest) in the purchasing Company, the pre-acquisition entities were not under the ultimate control of the same individual or corporate parent group. Accordingly, Management concluded that this transaction resulted in a substantive change in control of TRINITY. It has therefore been accounted for as a business combination utilizing the acquisition method under ASC 805-10, with the assets acquired and liabilities assumed recorded at their fair values as of the acquisition date rather than at historical cost carryover basis. TRINITY’s results of operations have been included in the Company’s condensed consolidated financial statements from April 1, 2026.

The purchase price consists of the following: (i) $1,000,000 cash; (ii) 4,200,000 shares of KiNRG common stock, par value $0.0001 per share, at a price of $2.00 per share, based on arm’s-length sales of the Company’s common stock in March 2026, which management believes is a reasonable indication of fair value; (iii) a note payable in the amount of $3,000,000 with an interest rate of 6% per annum due on the earlier of the closing of a public offering by the Company or September 30, 2026. On July 27, 2026, the due date of the note was extended from September 30, 2026 to December 31, 2026. See Note 22.

The Company evaluated its receivables-financing arrangements and “future receivables obligation” related to TRINITY’s projects and concluded that, as of the Acquisition Date, those arrangements represent financing obligations rather than additional purchase consideration. The activity under the future receivable obligation for the three months ended June 30, 2026 was as follows:

April 1, 2026	$16,113,228
Payments made	(16,052,804)
Interest amortized	3,590,302
June 30, 2026	$3,650,726

Preliminary Purchase Price

The purchase price consideration was measured at acquisition date fair value. The 4,200,000 shares of common stock were valued at $2.00 per share, based on sales of KiNRG stock at $2.00 per share on March 31, 2026, which management believes is a reasonable indication of fair value. The $3,000,000 face amount of the promissory note approximates its fair value due to the short-term duration of the note and that the contract rate of 6% sits above the risk-free threshold.

The purchase consideration is summarized below:

Cash	$1,000,000
Note payable	3,000,000
Common stock (4,200,000 shares x $2.00)	8,400,000
Total estimated purchase price	$12,400,000

Preliminary Purchase Price Allocation

The following table sets forth the preliminary allocation of the purchase price. Contract assets and contract liabilities have been recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers, consistent with ASU 2021-08, and other identifiable assets and liabilities have been measured at their estimated acquisition-date amounts. The allocation is preliminary and subject to change during the measurement period as the Company completes its valuations.

Assets acquired:
Cash and cash equivalents	$13,439,400
Contract receivables	101,954,686
Retention receivables	34,503,368
Contract assets (costs and estimated earnings in excess of billings on uncompleted contracts)	3,528,138
Due from affiliate	35,328,981
Reserve for amounts due from affiliate	(29,917,458)
Due from affiliate, net	5,411,523
Prepaid expenses and other current assets	195,287
Property and equipment, net	354,813
Operating lease right-of-use assets	851,701
Deferred tax asset	75,845
Deposit	10,000
Customer-related and contract-based intangible assets	-
Total identifiable assets acquired	$160,324,761

Liabilities assumed:
Accounts payable	$103,896,473
Retention payable	33,806,194
Accrued salaries and other current liabilities	726,681
Accrued liabilities – related parties	6,314,423
Contract liabilities	17,203,905
Obligation under future receivables financing, net	16,113,228
Current portion of operating lease liabilities	267,691
Current portion of long-term debt	28,169
Operating lease liabilities, net of current portion	584,010
Long-term debt, net of current portion	98,180
Total liabilities assumed	$179,038,954

Net identifiable liabilities assumed	$18,714,193
Total purchase price	12,400,000
Goodwill	$31,114,193

The goodwill recognized in connection with the TRINITY Acquisition represents the expected future economic benefits from TRINITY’s assembled workforce, customer relationships, project backlog and anticipated synergies from combining TRINITY’s construction expertise with KiNRG’s HydroThermal Reactor technology. The goodwill is not expected to be deductible for income tax purposes.

The Company intends to combine TRINITY’s expertise in constructing data centers with KiNRG’s HydroThermal Reactor power generation technology to market a data center solution.

Measurement Period

The purchase price allocation is preliminary. The Company is continuing to evaluate the fair values of certain assets and liabilities, including customer-related and contract-based intangible assets, working capital accounts, contract positions and income tax-related items. In accordance with ASC 805, the Company may record adjustments to the provisional amounts during the measurement period (which will not exceed one year from April 1, 2026), with a corresponding adjustment to goodwill.

Pro forma Information

For the three and six months ended June 30, 2026, TRINITY contributed revenue and net income from continuing operations of approximately $369,170,248 and $14,391,831, respectively, to the Company’s consolidated results.

The following unaudited pro forma information presents the Company’s consolidated results of operations as if the TRINITY Acquisition had occurred on January 1, 2025. The pro forma amounts are presented for informational purposes only and are not necessarily indicative of what the Company’s results of operations would have been had the Acquisition been completed on that date, nor are they indicative of future results.

–	For the six months ended June 30, 2026, pro forma revenue would have been approximately $589,185,442 and pro forma net income from continuing operations would have been approximately $21,044,680.

–	For the six months ended June 30, 2025, pro forma revenue would have been approximately $82,846,589 and pro forma net income from continuing operations would have been approximately $436,051.

The pro forma results reflect the following material, non-recurring adjustments directly attributable to the TRINITY Acquisition:

–	Elimination of acquisition-related costs in the amount of $68,130, included in Selling, general and administrative expenses on the Company’s Statement of Operations, incurred during the six months ended June 30, 2026.

–	Amortization of acquired intangible assets of $0 due to no identifiable intangibles having been recorded, pending valuation.

–	The income tax effects of the pro forma adjustments based on applicable statutory tax rates.

Pro forma Summary Tables

	FOR THE SIX MONTHS ENDED JUNE 30, 2026
	KiNRG	TRINITY	Adjustments	Notes	Combined
Revenues	$-	$589,185,442			$589,185,442

Net income (loss) from continuing operations	$1,544,537	$26,479,722	(6,979,579)	(1)	$21,044,680

	FOR THE SIX MONTHS ENDED JUNE 30, 2025
	KiNRG	TRINITY	Adjustments	Notes	Combined
Revenues	$-	$82,846,589			$82,846,589

Net income (loss) from continuing operations	$(472,473)	$1,110,901	(202,377)	(2)	$436,051

(1)	Remove acquisition-related costs of $68,130 and interest income of $7,047,709 related to amounts due from affiliate fully reserved in consolidation.
(2)	Remove interest income of $202,377 related to amounts due from affiliate fully reserved in consolidation.

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

Other Liabilities	$35,058
Non-controlling interest	(351,402)
Accounts payable	1
Loss on sale of subsidiary	$(316,343)

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations through February 17, 2025:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Selling, general, and administrative expenses	-	-	-	780
Loss on sale of subsidiary	-	-	-	316,343
Loss from discontinued operations, net of tax	$-	$-	$-	$317,123

The following information presents the significant operating cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Six Months Ended
	June 30,	June 30,
	2026	2025
Operating activities of discontinued operations
Net loss from discontinued operations	$-	$(317,123)
Loss on sale of subsidiary	-	316,343

Changes in current assets and liabilities:
Accounts payable	$-	$3,791

NOTE 4: OX HILL NOTE RECEIVABLE AND FUTURE RECEIVABLES OBLIGATION

Millard L. Wallen, the Company’s President and TRINITY’s CEO, is a member of Ox Hill Realty LLC (“Ox Hill”), a land developer. Mossadaq Chughtai, a board member, is also a member of Ox Hill. Ox Hill has a project under development in Fairfax City, Virginia which requires additional financing. TRINITY believes that a significant opportunity exists in the development of this project, and has agreed to assist Ox Hill in obtaining temporary financing. Beginning in December 2025, TRINITY and Ox Hill jointly entered into a series of receivables financing agreements (the “Future Receivables Obligations”) in order to provide Ox Hill with temporary financing. In December 2025, TRINITY and Ox Hill entered into five Future Receivables Obligations with financing companies under which Ox Hill received the aggregate amount of $12,610,755 (net of origination fees in the amount of $789,245) in exchange for the obligation to remit $20,089,600 of future customer receipts over approximately 23 weeks. In February and March 2026, TRINITY and Ox Hill jointly entered into two additional Future Receivables Obligations with financing companies under which Ox Hill received an aggregate amount of $6,680,000 (net of origination fees in the amount of $320,000) in exchange for the obligation to remit $9,850,000 of future customer receipts over approximately 23 weeks. Also in March 2026, TRINITY and Ox Hill jointly entered into a $5,000,000 revolving line of credit and security agreement with a financing company which expires on November 30, 2026. Ox Hill borrowed the amount of $3,448,460 pursuant to this agreement (net of origination fees in the amount of $51,540). The repayment amount of each advance is calculated as the advance amount multiplied by 1.44 (the “Factor Rate”). Each advance is repaid in weekly payments as defined in each advance confirmation, with the final balance due at maturity. The Future Receivable Obligations are guaranteed by Mr. Wallen.

TRINITY has also entered into a Note Receivable agreement with Ox Hill (the “2026 Ox Hill Note Receivable”). The Ox Hill Note Receivable is intended to mirror the structure of the Future Receivables Obligations, and represent the obligation of Ox Hill to repay the amounts loaned to Ox Hill under the Future Receivables Obligations. Pursuant to the Ox Hill Note Receivable, all costs incurred by TRINITY under the Future Receivables Obligations, including interest expense, will be repaid by Ox Hill. TRINITY has a security agreement with Ox Hill whereby Ox Hill has committed to paying TRINITY the amount of $29,088,485 before December 31, 2026 or $9,088,485 by December 31, 2026 with a note for the balance convertible to up to 19.9% of the equity of Ox Hill depending upon the appraised value of the Ox Hill properties. The Company partially reserved the Ox Hill Note Receivables in the amount of $29,917,458 at the time of the Acquisition.

The amounts loaned, repaid, and interest expense incurred under the Future Receivables Financing through June 30, 2026 are summarized in the table below.

March 31, 2026	$16,113,228
Interest amortized	3,590,302
Amount due	19,703,530
Paid to lender by TRINITY	(12,252,804)
Paid to lender by Ox Hill	(3,800,000)
Balance due to lender	$3,650,726

In 2025, TRINITY also made a direct loan to Ox Hill in the amount of $3,135,495 (the 2025 Ox Hill Note Receivable). In addition, TRINITY has made cash advances to Ox Hill in the net amount of $152,214. These loans and advances were reserved in the amount of $1,083,824 at the time of the TRINITY Acquisition.

The Company did not accrue interest income on the Ox Hill Note Receivable during the three and six months ended June 30, 2026. The interest portion of the Ox Hill $3,800,000 payment in the amount of $842,976 was charged to Ox Hill. The amount of $2,203,885 was paid by Ox Hill during the three months ended June 30, 2026. The amounts loaned, repaid, and reserved under the Ox Hill Note Receivables through June 30, 2026 are summarized in the table below.

Balance due	$35,328,981
Amount reserved	(29,917,458)
Amount due net of reserve	5,411,523
Repaid by Ox Hill during the period	(5,411,523)
Balance, June 30, 2026	$-

The Company has determined the 2026 Ox Hill Note Receivable may be an impermissible loan to the executive officer and Director of the Company under Section 402 of the Sarbanes- Oxley Act of 2002.

NOTE 5: COMMON CONTROL LEASING ARRANGEMENTS

The Company has elected an accounting alternative available to them and accordingly is not required to evaluate whether lessor entities in common control leasing arrangements meeting the following criteria are variable interest entities: 1) substantially all activities between the Company and the lessor entities are related to leasing activities between the two entities (including supporting leasing activities) and 2) the principal amount of any lessor entity obligations related to the leased assets explicitly guaranteed or collateralized by the Company did not exceed the value of the leased assets at the inception of the guaranty or collateralization.

The Company leases its corporate headquarters from a lessor entity, TG Legacy, LLC, which is a related party through common ownership. Because the Company does not have alternative facilities readily available, the Company has an economic incentive to provide financial support to the lessor entity should the lessor entity default on its obligations. The amount and key terms of the obligations recorded in the lessor entity’s financial statements that could require the Company to provide financial support to the lessor entity consist of a note payable to a financial institution with an outstanding balance of $2,414,399 and $2,468,600 at June 30, 2026 and December 31, 2025, respectively. The note bears interest at 4.04 percent through maturity on March 7, 2032 and is payable in monthly installments of principal and interest totaling $17,360. A balloon payment is also due at maturity. The note is collateralized by substantially all assets of TRINITY and the corporate headquarters leased to the TRINITY by the lessor entity. The note is secured by the real estate and personally guaranteed by the Company’s President As of June 30, 2026, the Company does not believe it is exposed to any significant risk related to the lessor’s note payable.

NOTE 6: CONTRACT BILLING STATUS

The status of contract billings on uncompleted contracts was as follows at June 30, 2026. These amounts are cumulative from contract inception on contracts in process at the balance sheet date, including periods prior to our April 1, 2026 acquisition of TRINITY. The Company applies ASU 2021-08 in accounting for these contracts.

	Costs incurred	Gross profit	Earned revenue	Margin
Through March 31, 2026 (pre-acquisition)	$664,206,623	$27,859,742	$692,084,667	4.03%
Three months ended June 30, 2026	347,054,830	22,115,418	369,170,248	5.99%
Inception to date	$1,011,261,453	$49,975,160	$1,061,254,915	4.71%

The net amounts are included in the accompanying balance sheets under the following captions:

	Contract assets	Contract liabilities	Net
Recognized at acquisition, April 1, 2026	$3,528,138	$(17,203,905)	$(13,675,767)
Change, April 1 – June 30, 2026	3,033,223	4,353,864	7,387,087
Balance, June 30, 2026	$6,561,361	$(12,850,041)	$(6,288,680)

We estimate that our RUPO will be satisfied over the following periods:

June 30, 2026
Within 1 year	$732,761,025
1 to 2 years	50,000,000
Thereafter	-
Total RUPO	$782,761,025

NOTE 7: INVESTMENT IN LIMITED LIABILITY COMPANY

The Company owns a 49 percent membership interest in WYCLIFFE TRINITY LLC (the “LLC”), which commenced operations in 2023. As of June 30, 2026 and December 31, 2025, the Company’s investment in the LLC totaled $0 and $0, respectively.

NOTE 8: PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Vehicles	$332,985	$-
Computer equipment	458	-
Furniture and fixtures	3,004	-
Leasehold improvements	44,482	-
	380,929	-
Less: accumulated depreciation	(22,799)	-
Net	$358,130	$-

Depreciation expense for the three and six months ended June 30, 2026 totaled $22,799 and $22,799, respectively. Depreciation expense for the three and six months ended June 30, 2025 totaled $0 and $0, respectively.

NOTE 9: RIGHT-OF-USE ASSETS AND LEASE LIABILITIES – OPERATING LEASES

The Company has operating leases for offices and office equipment. The Company uses weighted-average interest rate of 4.07% to determine the present value of the lease payments. The Company’s leases have a remaining weighted-average lease terms of 2.80 years

The Company’s lease expense was entirely comprised of operating leases. Lease expense for the three months ended June 30, 2026 and 2025 amounted to $77,160 and $2,700, respectively. Lease expense for the six months ended June 30, 2026 and 2025 amounted to $80,160 and $5,400, respectively.

The Company’s ROU asset amortization for the three months ended June 30, 2026 and 2025 was $68,711 and $2,544, respectively. The Company’s ROU asset amortization for the six months ended June 30, 2026 and 2025 was $71,459 and $5,013, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right of use assets – operating leases are summarized below:

	June 30, 2026	December 31, 2025
Offices	$701,732	$9,471
Office equipment	87,981	-
Right of use assets, net	$789,713	$9,471

Operating lease liabilities are summarized below:

	June 30, 2026	December 31, 2025
Offices	$701,732	$9,471
Office equipment	87,981	-
Lease liability	789,713	9,471
Less: current portion	(274,369)	(9,471)
Lease liability, non-current	$515,344	$-

Maturity analysis under these lease agreements are as follows:

For the year ended December 31:
2026	$152,320
2027	296,640
2028	296,640
2029	66,640
2030 and after	23,130
Less: Present value discount	(45,657)
Lease liability	$789,713

NOTE 10: ACCRUED LIABILITIES - RELATED PARTIES

Accrued liabilities and expenses as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
Board of Director fees	$43,750	$50,000
Tax reimbursement	5,514,423	-
Total	$5,558,173	$50,000

During the three months ended June 30, 2026 and 2025, the Company accrued fees due to the Board of Directors in the amount of $25,000, respectively. During the six months ended June 30, 2026 and 2025, the Company accrued fees due to the Board of Directors in the amount of $50,000, respectively.

On March 31, 2026, the Company issued 28,125 shares of common stock at a price of $2.00 per share to Directors for the conversion of accrued director’s fees in the amount of $56,250. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

On April 1, 2026, the Company recorded a liability in the amount of $6,314,423 payable to Millard L. Wallen, its President, for taxes payable by Mr. Wallen relating to the period prior to the TRINITY Acquisition; $800,000 of this amount was paid during the three months ended June 30, 2026. See note 2.

Below is a summary of the accrued liabilities - related party activity during the three months ended June 30, 2026:

Balance, April 1, 2026	$18,750
Trinity related party liabilities acquired – tax reimbursement	6,314,423
KiNRG accrued board of directors fees	25,000
Trinity payments for related party tax reimbursement	(800,000)
Balance, June 30, 2026	$5,558,173

NOTE 11: ACCRUED PAYROLL

Accrued payroll as of June 30, 2026 and December 31, 2025 consists of the following:

	June 30, 2026	December 31, 2025
Accrued payroll	$990,066	$542,460
Accrued payroll taxes	29,253	27,704
Total	$1,019,319	$570,164

The Company disputes the amount of $67,850, which is included in accrued payroll at June 30, 2026 and December 31, 2025. This amount was recorded during the period ended December 31, 2014 as due to its then CFO. The Company does not believe it has any liability to this individual.

On June 30, 2025, the Company issued 180,000 shares of common stock at a price of $1.00 per share to Officers for the conversion of accrued salary in the amount of $180,000. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

NOTE 12: LINE OF CREDIT

The Company had a bank line of credit agreement with availability up to $2,800,000 based on the borrowing base of eligible collateral. Outstanding amounts bore interest at the prime rate plus 1.5%, but not less than 6.5%. On December 19, 2025, the agreement was amended and restated to increase the line of credit limit to $5,000,000 and revise the interest rate to the prime rate plus 1.25%, but not less than 4.5%. The line of credit is due on demand. As of June 30, 2026 and December 31, 2025, there were no advances outstanding on the line of credit.

NOTE 13: NOTES PAYABLE – RELATED PARTY

On April 1, 2026, in connection with the TRINITY Acquisition, the Company entered into a promissory note with Millard L. Wallen, a related party, in the principal amount of $3,000,000 (the “Promissory Note”). The Promissory Note bears interest at 6.0% per annum and is due and payable in full, together with accrued interest, on the earlier of the closing of the Company’s public offering or September 30, 2026. The Promissory Note may be prepaid at any time without premium or penalty. As of June 30, 2026, the amount principal and accrued interest due on the Promissory Note was $3,000,000 and $44,384, respectively.

On July 27, 2026, the Company reached an agreement with Millard L. Wallen, its President and holder of the $3,000,000 related party note payable, to extend the due date of the note from September 30, 2026 to December 31, 2026. See Note 22.

NOTE 14: NOTES PAYABLE

Notes payable as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
Note payable issued April 7, 2014 (in default)	$80,000	$80,000
Vehicle Note 1	45,226	-
Vehicle Note 2	73,585	-
Total	198,811	80,000
Less current portion	(108,169)	(80,000)
Long term portion	$90,642	$-

On April 7, 2014, Arizona Green Power, LLC, a majority owned subsidiary of the Company, issued a note payable for $80,000 with interest at 10% per annum with a 15% default rate of interest, due at maturity of April 6, 2016. The Company accrued interest at the 15% default rate during the three and six months ended 2026 and 2025, In connection with the issuance of the note, the Company granted i) a 1.33% ownership interest in Arizona Green Power, LLC and ii) a warrant to purchase 4,800 shares of the Company’s common stock exercisable at $2.00 per share. This warrant expired on March 7, 2016. See note 16. Subsequent to the balance sheet date, on July 22, 2026, the Company settled the note payable in the amount of $80,000 and accrued interest of $139,883 for cash in the amount of $176,000. A gain in the amount of $43,883 will be recorded. See Note 22.

During the three and six months ended June 30, 2026, the Company accrued interest in the amount of $3,000 and $6,000, respectively, on this note. During the three and six months ended June 30, 2025, the Company accrued interest in the amount of $3,000 and $6,000, respectively, on this note. As of June 30, 2026, the amount of principal and accrued interest due on this note is $80,000 and $139,883, respectively. As of December 31, 2025, the amount of principal and accrued interest due on this note is $80,000 and $133,883, respectively. This note is in default as of the filing date.

In July 2025, the Company executed a non-interest bearing note payable for a vehicle (Vehicle Note 1). with monthly principal payments of $1,222. During the three and six months ended June 30, 2026, interest expense totaled $0 and $0, respectively. As of June 30, 2026 and December 31, 2025, the outstanding balance on the note was $45,226 and $0, respectively.

In March 2026, the Company executed a note payable for a vehicle (Vehicle Note 2) which bears interest at 2.49% per year and requires monthly principal payments of $1,291. During the three and six months ended June 30, 2026, interest expense totaled $255. As of June 30, 2026 and December 31, 2025, the outstanding balance on the note was $73,585 and $0, respectively.

As of June 30 2026, future maturities of long-term debt are as follows:

Year ending December 31, 2026	$95,078
2027	30,156
2028	30,156
2029	24,058
2030	15,491
2031	3,872
Total	$198,811

NOTE 15: COMMITMENTS AND CONTINGENCIES

Lease Obligations

KiNRG leases its office. Rental expenses charged to operations for the three months ended June 30, 2026 and 2025 were $3,000 and $2,700, respectively. Rental expenses charged to operations for the six months ended June 30, 2026 and 2025 were $6,000 and $5,400, respectively. This lease expires September 30, 2026, and will not be renewed as KiNRG will utilize the TRINITY office space.

TRINITY leases 13,982 square feet of office space at 13454 Sunrise Valley Drive, Suite 440, Hernson, VA 20171 from TG Legacy, LLC, an entity controlled by its President. This monthly lease is $23,000. This lease expires February 2029 and includes an extension for an additional five-year term.

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

On December 29, 2010, pursuant to the Merger, Solar Wind Energy, Inc. became a wholly-owned subsidiary of the Company. Solar Wind has employment agreements with its executive officers. Each of the employment agreements was entered into on September 22, 2010 and amended on November 22, 2010. On March 30, 2023, the Board of Directors approved the contracts of its President and of its Chief Operating Officer through December 31, 2023. Any unpaid salaries are accrued and included in Accrued Payroll on the balance sheet. See Note 11.

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

On July 22, 2026, the Company settled the note payable in the amount of $80,000 and accrued interest of $139,883 for cash in the amount of $176,000. A gain on settlement in the amount of $43,883 will be recorded. See Note 22.

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

NOTE 16: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, the Company had 0 shares of preferred stock issued and outstanding.

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

There were no Series A Convertible Preferred Stock transactions during the six months ended June 30, 2026 and 2025. At June 30, 2026 and December 31, 2025, there are no shares of Series A Convertible Preferred Stock outstanding.

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

There were no Series AA Convertible Preferred Stock transactions during the six months ended June 30, 2026 and 2025. At June 30, 2026 and December 31, 2025, there were no shares of Series AA Convertible Preferred Stock outstanding.

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

There were no Series AAA Convertible Preferred Stock transactions during the six months ended June 30, 2026 and 2025. At June 30, 2026 and December 31, 2025, there were no shares of Series AAA Convertible Preferred Stock outstanding.

Series AAAA Convertible Preferred Stock:

On September 30, 2021, the Company designated 500,000 shares of Series AAAA Convertible Preferred Stock (the “Series AAAA Preferred”), par value $0.0001, with a stated value of $1.00 per share. On May 24, 2022, the Company designated an additional 500,000 shares of Series AAAA Preferred. Each share of the Series AAAA Preferred is convertible into two shares of common stock, and will have voting rights on an as-converted basis. On May 24, 2022, the Company increased the number of shares designated as Series AAAA Preferred to 1,000,000. Thereafter, the Company further increased the number of shares designated as Series AAAA Preferred bringing the total to 1,005,300. There are no provisions for coupons or any conversion terms into any form of debt or repayment in cash and therefore the series AAAA convertible preferred stock is classified as equity.

There were no Series AAAA Convertible Preferred Stock transactions during the six months ended June 30, 2026 and 2025. At June 30, 2026 and December 31, 2025, there were no shares of Series AAAA Convertible Preferred Stock outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, the Company had 62,560,743 and 56,900,743 shares of common stock issued and outstanding, respectively.

Common stock transactions during the six months ended June 30, 2026

On March 29, 2026, the Company sold 721,875 shares of common stock at a price of $2.00 per share for proceeds of $1,443,750.

On March 31, 2026, the Company issued 9,375 shares of common stock at a price of $2.00 per share to Mossadaq Chughtai, a board member, for the conversion of accrued fees in the amount of $18,750. There was no gain or loss on this transaction as the shares were issued at market value.

On March 31, 2026, the Company issued 9,375 shares of common stock at a price of $2.00 per share to Livian L. Jones, a board member, for the conversion of accrued fees in the amount of $18,750. There was no gain or loss on this transaction as the shares were issued at market value.

On March 31, 2026, the Company issued 9,375 shares of common stock at a price of $2.00 per share to Troy A. Hering, a board member, for the conversion of accrued fees in the amount of $18,750. There was no gain or loss on this transaction as the shares were issued at market value.

On March 31, 2026, the Company issued 4,200,000 shares of common stock, at a price of $2.00 per share, as partial payment for the acquisition of TRINITY Group Construction, Inc. There was no gain or loss as these shares were issued at fair market value.

On May 8, 2026, the Company sold 710,000 shares of common stock at a price of $2.00 per share for proceeds of $1,420,000.

Common stock transactions during the six months ended June 30, 2025

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

Common Stock to be Issued

For the six months ended June 30, 2026

None.

For the six months ended June 30, 2025

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

Options

Option activity for the six months ended June 30, 2026

On March 31, 2026, the Company issued 81,000 options to purchase common shares of the Company with an exercise price of $1.00 and a fair value of $125,452. The options vest 1/3 on April 1, 2027, 1/3 on April 1, 2028, and 1/3 on April 1, 2029 and carry an expiration date of April 1, 2032.

On March 31, 2026, the Company issued 50,000 options to purchase common shares of the Company with an exercise price of $1.00 and a fair value of $74,513. The options vest 1/5 on April 1, 2027, 1/5 on April 1, 2028, 1/5 on April 1, 2029, 1/5 on April 1, 2030, and 1/5 on April 1, 2031 and carry an expiration date of April 1, 2031.

The options were valued utilizing the Black-Scholes valuation model with the following assumptions:

Volatility	168.95 - 185.11%
Dividends	0%
Risk-free interest rate	3.92%
Term (years)	3.00 - 5.00

Option activity for the six months ended June 30, 2025

None.

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of June 30, 2026:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$1.00	131,000	5.38	$1.00	-	$-
	131,000	5.38	$1.00	-	-

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2025	-	$-

Issued	131,000	1.00
Exercised	-	-
Cancelled/Expired	-	-
Options outstanding at June 30, 2026	131,000	$1.00

During the three and six months ended June 30, 2026, the Company charged the amount of $14,180 and $14,180, respectively, to operations for the vesting of stock options.

Warrants

Warrant activity for the six months ended June 30, 2026

None.

Warrant activity for the six months ended June 30, 2025

During the six months ended June 30, 2025, in connection with the $250,000 sale of common stock, the Company issued 250,000 warrants to purchase common shares of the Company at $1.00 per share. The value of the warrants was determined using the relative fair value method. The warrants vested upon issuance and carry an expiration date of December 31, 2025. The warrants were exercised for cash proceeds of $250,000.

The following table summarizes the warrants outstanding and the related prices for the warrants to purchase shares of the Company’s common stock issued by the Company as of June 30, 2026:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$1.05	15,000	1.25	$1.05	15,000	$1.05
	15,000	1.25	$1.05	15,000	1.05

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2025	15,000	$1.05

Issued	-	-
Exercised	-	-
Cancelled/Expired	-	-
Warrants outstanding at June 30, 2026	15,000	$1.05

Incentive Stock Plan

On February 18, 2021, the Company’s board of directors approved an incentive stock plan (the “2021 Incentive Stock Plan”) in order to provide additional incentive to employees, directors, and consultants. The 2021 Incentive Stock Plan permits the grant of Incentive Stock Options, Non-statutory Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units and Performance Shares. The maximum number of aggregate shares available for issuance under the 2021 Incentive Stock Plan is 4,000,000. At June 30, 2026 and December 31, 2025, 131,000 and 0 options have been issued pursuant to the 2021 Incentive Stock Plan. 81,000 options have an exercise price of $1.00 per share and vest at a rate of 1/3 at the end of each year, beginning April 1, 2027, for three years and have an expiration date of April 1, 2032, or upon the employee’s termination. 50,000 options have an exercise price of $1.00 per share and vest at a rate of 1/5 at the end of each year, beginning April 1, 2027, for five years and have an expiration date of April 1, 2031, or upon the employee’s termination.

NOTE 17: SEGMENT INFORMATION

The Company operates in two reportable segments: the generation of green energy and construction management. Through its green energy segment, the Company intends to leverage intellectual property and engage innovative clean energy technology to provide a reliable source of green electricity. The Company has not generated any revenues from operations of the green energy segment. Through its wholly owned subsidiary TRINITY Group Construction, the company engages in construction management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”) includes the chief executive officer of KiNRG, President of KiNRG, and President of TRINITY. The CODM decides how to allocate resources based on the components of net income (loss) from continuing operations. The segment net income (loss) from continuing operations are presented in the table below.

	Three Months Ended			Six Months Ended
	June 30, 2026			June 30, 2026
	Green Energy	Construction Management	Total	Green Energy	Construction Management	Total
Revenue	$-	$369,170,248	$369,170,248	$-	$369,170,248	$369,170,248
Contract costs	-	347,054,830	347,054,830	-	347,054,830	347,054,830
Gross profit	-	22,115,418	22,115,418	-	22,115,418	22,115,418

Operating expenses:
Selling, general, and administrative expenses	581,808	4,396,980	4,978,788	914,196	4,396,980	5,311,176
Total operating expenses	581,808	4,396,980	4,978,788	914,196	4,396,980	5,311,176

Operating profit (loss)	(581,808)	17,718,438	17,136,630	(914,196)	17,718,463	16,804,242

Other income (expenses):
Interest income	4,266	263,950	268,216	4,266	263,950	268,216
Interest expense	(47,384)	(3,590,557)	(3,637,941)	(50,384)	(3,590,557)	(3,640,941)
Total other expenses	(43,118)	(3,326,607)	(3,369,725)	(46,118)	(3,326,607)	(3,372,725)

Income (loss) before provision for income taxes	$(624,926)	$14,391,831	$13,766,905	$(960,314)	$14,391,831	$13,431,517

Provision for income taxes	2,504,851	-	2,504,851	2,504,851	-	2,504,851

Net income (loss) from continuing operations	$1,879,925	$14,391,831	$16,271,756	$1,544,537	$14,391,831	$15,936,368

Expenditures for segment assets	$-	$26,116	$26,116	$-	$26,116	$26,116

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
	Green Energy	Construction Management	Total	Green Energy	Construction Management	Total
Revenue	$-	$-	$-	$-	$-	$-
Contract costs	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Operating expenses:
Selling, general, and administrative expenses	221,572	-	221,572	455,925	-	455,925
Total operating expenses	221,572	-	221,572	455,925	-	455,925

Operating profit (loss)	(221,572)	-	(221,572)	(455,925)	-	(455,925)

Other income (expenses):
Gain on settlement of accounts payable	4,000	-	4,000	4,000	-	4,000
Interest expense	(10,151)	-	(10,151)	(20,548)	-	(20,548)
Total other expenses	(6,151)	-	(6,151)	(16,548)	-	(16,548)

Income (loss) before provision for income taxes	$(227,723)	$-	$(227,723)	$(472,473)	$-	$(472,473)

Income tax benefit	-	-	-	-	-	-

Net income (loss) from continuing operations	$(227,723)	$-	$(227,723)	$(472,473)	$-	$(472,473)

Expenditures for segment assets	$-	$-	$-	$-	$-	$-

	June 30, 2026			December 31, 2025
	Green Energy	Construction Management	Total	Green Energy	Construction Management	Total
Segment assets	$4,651,702	$329,147,818	$333,799,520	$337,937	$-	$337,937

As of December 31, 2025, assets allocated to the construction management segment were $0. This segment was established following the acquisition of Trinity on April 1, 2026. Accordingly, the prior-period consolidated balance sheet reflects no asset allocations for this segment, as it was not part of the Company’s operations or reporting structure during the year ended December 31, 2025.

NOTE 18: INCOME TAXES

The amounts recognized for the deferred tax assets and deferred tax liabilities acquired in the TRINITY Acquisition are provisional. TRINITY was taxed as an S corporation prior to the Acquisition, and its S corporation election terminated on April 1, 2026 in connection with the Acquisition. As a result, the Company is required to recognize deferred taxes for the temporary differences existing between the financial reporting and income tax bases of TRINITY’s assets and liabilities as of that date.

At the date of these financial statements, the Company had not completed its determination of TRINITY’s income tax bases, including TRINITY’s methods of accounting for long-term construction contracts for income tax purposes and any related adjustments arising from the change in tax status. Accordingly, the net deferred tax asset of $75,845 recognized in the preliminary purchase price allocation, consisting of deferred tax assets of $427,689 and deferred tax liabilities of $351,844, reflects provisional amounts based on the information available to the Company as of the date of these financial statements.

The Company expects to complete its analysis during the measurement period, which will not exceed one year from the acquisition date. Adjustments to these provisional amounts, if any, will be recognized retrospectively with a corresponding adjustment to goodwill in the period in which the adjustments are determined, in accordance with ASC 805-10-25-13 through 25-19. The Company expects that any such adjustment could be material, and that it would not affect the Company’s results of operations for the periods presented. Measurement period adjustments, if any, will be disclosed in the period in which they are recognized.

The provisional amounts described above relate solely to the deferred taxes acquired in the Acquisition. The release of the Company’s valuation allowance described above is not provisional and is not subject to the measurement period.

Furthermore, the Company will evaluate net operating losses for tax purposes and determine whether such NOLs are subject to limitation under the Internal Revenue Code.

The Company’s provision for income taxes for the three and six months ended June 30, 2026 consists of the following:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Current taxes:
Federal	$562,427	$-	$562,427	$-
State	220,954	-	220,954	-
Total current taxes	783,381	-	783,381	-
Deferred taxes:
Federal	(2,360,782)	-	(2,360,782)	-
State	(927,450)	-	(927,450)	-
Total deferred taxes	(3,288,232)	-	(3,288,232)	-
Total income tax provision (benefit)	$(2,504,851)	$-	$(2,504,851)	$-

Current and Deferred Tax Provision

Deferred tax assets and liabilities as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carryforwards	$2,560,350	$5,693,874
Employee compensation and benefits	297,698	166,773
Operating lease liabilities	230,991	2,770
Stock-based compensation	600,284	596,136
Gross deferred tax assets	3,689,323	6,459,553
Valuation allowance	-	(6,456,783)
Total deferred tax assets, net of valuation allowance	3,689,323	2,770
Deferred tax liabilities:
Book basis of operation lease ROU assets in excess of tax basis	(230,992)	(2,770)
Book basis of property and equipment in excess of tax basis	(93,851)	-
Other	(403)	-
Total deferred tax liabilities	(325,246)	(2,770)
Net deferred tax asset	$3,364,077	$-

Effective Tax Rate Reconciliation

The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 differs from the U.S. federal statutory rate as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.5%	6.5%
Transaction costs	0.1%	0.0%
Permanent differences	0.0%	0.0%
Utilization of reserved NOLs	-23.3%	0.0%
Change in valuation allowance	-24.7%	-29.3%
Other	1.8%	1.8%
Effective tax rate	-18.6%	0.0%

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Pre-tax book income (loss)	$13,431,517	$(789,596)
Tax provision (benefit)	(2,504,851)	-
Effective rate	-18.6%	0.0%

Valuation Allowance

The Company evaluates the realizability of its deferred tax assets each reporting period, weighing all available positive and negative evidence in accordance with ASC 740-10-30. Historically, the Company maintained a full valuation allowance against its net deferred tax assets due to a cumulative history of losses, which represents significant negative evidence that is difficult to overcome absent objectively verifiable positive evidence of future taxable income.

During the six months ended June 30, 2026, the Company reassessed the realizability of its deferred tax assets in light of (i) a return to sustained profitability, (ii) the acquisition of TRINITY Group Construction, Inc. on April 1, 2026, and (iii) management’s projections of future taxable income, and concluded that it is more likely than not that $6,456,783 of previously reserved deferred tax assets will be realized. Accordingly, the Company released $6,456,783 of its valuation allowance during the period, which is reflected as a discrete item within the effective tax rate reconciliation above and was recognized in the interim period in which the change in judgment occurred.

Net Operating Loss Carryforwards and Section 382

As of June 30, 2026, the Company had federal and state net operating loss carryforwards of approximately $8,750,000, which do not expire under current law but are limited to offsetting 80% of taxable income.

The Company’s ability to utilize its net operating loss and other tax attribute carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code (and comparable state provisions) in the event of one or more “ownership changes,” as defined therein. Management has performed an ownership change analysis considering the Company’s history of equity issuances and the stock-for-stock acquisition of TRINITY Group Construction Inc., and is in the process of evaluating whether an ownership change has occurred that would result in an annual limitation on the Company’s ability to utilize its carryforwards.

Business Combination — Acquired Deferred Taxes

In connection with the acquisition of TRINITY Group Construction, Inc. on April 1, 2026 (see Note 2), the Company recorded deferred tax assets of $427,689 and deferred tax liabilities of $351,844 in purchase accounting, resulting in a net deferred tax asset of $75,845, which was recorded as an adjustment to goodwill. These amounts are excluded from the income tax provision and effective tax rate reconciliation above, as they were recognized through purchase accounting rather than through earnings.

Uncertain Tax Positions

The Company had no material unrecognized tax benefits as of June 30, 2026 and December 31, 2025. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, as interest expense and general and administrative expense, respectively, in the consolidated statements of operations.

Interim Period Methodology

In accordance with ASC 740-270, the Company’s income tax provision for interim periods is generally determined by applying an estimated annual effective tax rate to year-to-date pre-tax income, excluding the effect of significant unusual or infrequently occurring items, which are recognized discretely in the interim period in which they occur. The valuation allowance release described above was treated as a discrete item recognized in the second quarter of 2026 rather than being reflected through the estimated annual effective tax rate for the remainder of the year.

NOTE 19: MAJOR CUSTOMERS

During the three and six months ended June 30, 2026, the Company had one major customer, NSCALE WARD COUNTY LLC, comprising 86% and 86% of revenue, respectively. The Company had no sales in the prior period. Because of the nature of the Company’s business, major customers can change significantly each year.

NOTE 20: RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2026

TRINITY has a related party receivable from Ox Hill Realty in the aggregate amount of $29,917,458 representing the amount due to the Company from Ox Hill for payments made to the financing companies and for loans made directly to Ox Hill by the Company. This amount was fully reserved at June 30, 2026. TRINITY has a security agreement with Ox Hill whereby Ox Hill has committed to paying TRINITY the amount of $29,088,485 before December 31, 2026 or $9,088,485 by December 31, 2026 with a note for the balance convertible to up to 19.9% of the equity of Ox Hill depending upon the appraised value of the Ox Hill properties. There can be no assurance that this amount will be received.

The Company accrued salaries due to officers in the amount of $14,423, net of payments of $108,462. At June 30, 2026 and December 31, 2025, the amount of $489,033 and $474,610, respectively, of accrued salaries due to officers is included in the Company’s balance sheet as Accrued Payroll. See Note 11.

The Company accrued fees due to the Board of Directors in the amount of $50,000.

On March 31, 2026, the Company issued 28,125 shares of common stock at a price of $2.00 per share to Directors for the conversion of accrued director’s fees in the amount of $56,250. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

On March 31, 2026, the Company issued 4,200,000 shares of common stock at a price of $2.00 per share to its President in connection with the TRINITY Acquisition. See Note 2.

TRINITY leases office space from an entity controlled by the Company’s President at a monthly rate of $23,000.

TRINITY recorded a liability in the amount of $6,314,423 payable to Millard L. Wallen, its President, for taxes payable by Mr. Wallen relating to the period prior to the TRINITY Acquisition. This amount did not affect the Company’s operating results. During the three months ended June 30, 2026, $800,000 of this amount was paid, and the balance of $5,514,423 remains on TRINITY’s balance sheet as of June 30, 2026 as a liability to a related party.

For the six months ended June 30, 2025

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

The Company accrued salaries due to officers in the amount of $200,100, net of payments of $2,400. The Company accrued payroll taxes in the amount of $7,988 on unpaid wages. At June 30, 2025 and December 31, 2024, the amount of $415,523 and $395,423, respectively, of accrued salaries due to officers is included in the Company’s balance sheet as Accrued Payroll. See Note 11.

On June 30, 2025, the Company issued 180,000 shares of common stock at a price of $1.00 per share to Officers for the conversion of accrued salary in the amount of $180,000. There was no gain or loss recorded on this transaction as the conversion occurred at the market price at the time of the conversion.

The Company accrued fees due to the Board of Directors in the amount of $50,000.

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

NOTE 21: RETIREMENT PLAN

The Company sponsors a qualified 401(k) retirement plan covering all employees, who upon meeting eligibility requirements may elect to make tax deferred contributions to the plan. During the three and six months ended June 30, 2026, the Company made employer matching contributions to the plan of $64,671.  During the three and six months ended June 30, 2025, the Company made employer matching contributions to the plan of $0.

NOTE 22: SUBSEQUENT EVENTS

On July 22, 2026, the Company settled the note payable in the amount of $80,000 and accrued interest of $139,883 for cash in the amount of $176,000. A gain on settlement in the amount of $43,883 will be recorded.

On July 27, 2026, the Company reached an agreement with Millard L. Wallen, its President and holder of the $3,000,000 related party note payable, to extend the due date of the note from September 30, 2026 to December 31, 2026.

On August 7, 2026, the Company filed Form S-1 with the Securities Exchange Commission for the potential sale and registration of approximately 4,500,000 shares of the Company’s common stock.

On August 14, 2026, the Company made a payment in the amount of $2,000,000 to Millard L. Wallen, its President, under his $3,000,000 related party note payable.

Subsequent events were evaluated through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

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

Overview

Historically, KiNRG has been an early-stage company developing plans to design, permit, finance and construct our HydroThermal Reactor (“HTR”) projects. Following the acquisition of TRINITY on April 1, 2026, the Company’s primary operation consists of commercial construction and infrastructure services conducted through TRINITY.

On April 1, 2026, the Company acquired 100% of the shares of TRINITY Group Construction, Inc. (“TRINITY”) from Millard L. Wallen, CEO and sole owner of TRINITY. Mr. Wallen is also President of KINRG, Inc. and has served in that capacity for over three years. TRINITY, among other construction projects, has previously constructed or construction managed over 2.5 million square feet of data centers and is currently constructing or construction managing over 500,000 square feet of data centers in three states and Egypt.

TRINITY has been hosting the Company in its headquarters for over four years. The Company and TRINITY have been sharing their skills and expertise to modify and adapt the Company’s large HTR to a much smaller HTR specifically designed to service markets similar to the data center market that must rely on a constant base load of energy supply 24-7-365. The large HTR was designed to produce that maximum amount of energy year around without regard to any minimum baseload. The Company and TRINITY together redesigned the large HTR to a smaller HTR that the Company and TRINITY both believe will be well suited for the data center market. There can be no assurance that the data center market will adopt this solution.

The acquisition by the Company of TRINITY is the result of four years of collaboration between the companies. The combined business plan is to deliver data centers to data center developers as well as the energy to service the tenants of the data centers, independent of the grid. TRINITY will construct both the data centers and the HTRs in-house.

TRINITY plans to continue to construct data centers for the foreseeable future while the combined companies pursue joint data center/HTR projects in furtherance of the overall KiNRG’s long term business plan.

Plan of Operation

Our Company’s core objective is to develop and build data centers while commercializing our HTR concept, which is designed to generate electricity without combusting fossil fuels and to support applications that value reliable power.

RESULTS OF OPERATIONS

Comparisons between the current and prior periods are not meaningful due to the TRINITY Acquisition.

THREE MONTHS ENDED JUNE 30, 2026

Revenue

Revenue for the three months ended June 30, 2026 was $369,170,248.

Contract Costs

Contract costs for the three months ended June 30, 2026 were $347,054,830.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) were $4,978,788 for the three months ended June 30, 2026, and consisted primarily of payroll and related costs of $3,730,919, professional fees of $410,959, travel and auto costs of $235,127; insurance of $121,437; consulting fees of $145,753, rent and facilities costs of $87,449, and director compensation of $25,000.

Interest Income

Interest income was $268,216 during the three months ended June 30, 2026.

Interest Expense

Interest expense was $3,637,941 during the three months ended June 30, 2026.

Income Tax Benefit

The company realized a tax benefit in the amount of $2,504,851 during the three months ended June 30, 2026.

Net Income (loss) from Continuing Operations

Net income from continuing operations was $16,271,756 for the three months ended June 30, 2026.

Net Income (loss) from Discontinued Operations

There was no income (loss) from discontinued operations during the period.

Net Income (loss)

For the reasons above, the Company had net income of $16,271,756 for the three months ended June 30, 2026.

SIX MONTHS ENDED JUNE 30, 2026

Revenue

Revenue for the six months ended June 30, 2026 was $369,170,248.

Contract Costs

Contract costs for the six months ended June 30, 2026 were $347,054,830.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) were $5,311,176 for the six months ended June 30, 2026, and consisted primarily of payroll and related costs of $3,852,963; professional fees of $417,959, travel and auto costs of $243,372; insurance of $210,177; consulting expenses of $162,759, rent and facilities costs of $91,199; and director compensation of $50,000.

Interest Income

Interest income was $268,216 during the six months ended June 30, 2026.

Interest Expense

Interest expense was $3,640,941 during the six months ended June 30, 2026.

Income Tax Benefit

The company realized a tax benefit in the amount of $2,504,851 during the six months ended June 30, 2026.

Net Income (loss) from Continuing Operations

Net income (loss) from continuing operations was $15,936,368 for the six months ended June 30, 2026.

Net Income (loss) from Discontinued Operations

There was no income (loss) from discontinued operations during the period.

Net Income (loss)

For the reasons above, the Company had net income of $15,936,368 for the six months ended June 30, 2026.

Cash Flows from Operating Activities

Cash flow provided by operating activities was $107,682,405 during the six months ended June 30, 2026.

Cash flows from operating activities are generated by our construction management activities and are affected by our changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by the life cycle and stage of completion of our projects. A typical project will have higher cash balances during the initial phases which then diminish as the project nears completion. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects.

Cash Flows from Investing Activities

For the six months ended June 30, 2026, cash flows provided by investing activities was $17,680,560. Cash flows from investing activities consisted primarily of $13,439,400 cash received in acquisition of TRINITY and collections on note receivable from affiliate of $5,267,276, reduced by $1,000,000 for the cash portion of the cost of the TRINITY acquisition. We also paid cash in the amount of $26,116 for the purchase of fixed assets.

Cash Flows (Used in) Provided by Financing Activities

For the six months ended June 30, 2026, cash used in financing activities was $9,606,290, consisting of payments made under future receivables obligation in the amount of $12,462,502 and principal payments on notes payable in the amount of $7,538, partially offset by proceeds from the sale of common stock in the amount $2,863,750.

Backlog

Backlog consists of projects for which the Company has an executed contract and reflects the expected revenue from the contract, generally the contract amount less earned revenue. There is no guarantee that the revenue projected in our backlog will be realized or profitable or will not be subject to delay or suspension. Project cancellations and scope adjustments or deferrals may occur with respect to contracts reflected in our backlog and could reduce the value of our backlog and the revenue and profits that we actually earn.

The following backlog represents unearned revenue under existing contracts, as of June 30, 2026:

Backlog, April 1, 2026	$1,137,419,241
New contracts and contract adjustments	14,512,032
Less: contract revenue earned, 3 months ended June 30, 2026	(369,170,248)
Backlog, June 30, 2026	$782,761,025

Liquidity and Capital Resources

In April 2026, KiNRG completed the acquisition of TRINITY, an operating business with existing personnel, customer relationships and construction-related operations. The Company believes that TRINITY’s cash flow is sufficient to fund working capital needs for the next twelve months.

Our intention is to raise additional funds in order to fund the development of our HTR system and related technologies. On August 7, 2026, the Company filed Form S-1 with the Securities Exchange Commission for the potential sale and registration of approximately 3,750,000 shares of the Company’s common stock.

As of August 11, 2026, the Company had cash on hand of $45,431,409. Management believes this amount is sufficient to meet our operating and working capital needs for the next 12 months. This analysis does not include the operational needs of KiNRG’s HydroThermal Reactors. As of June 30, 2026, TRINITY had a backlog of $782,761,025.

On August 14, 2026, the Company made a payment in the amount of $2,000,000 to Millard L. Wallen, its President, under his $3,000,000 related party note payable. See Note 22.

The Company incurred additional obligations in connection with the Acquisition, including a $3.0 million Promissory Note, that matures on the earlier of the closing of the Company’s public offering or December 31, 2026, as extended on July 27, 2026 (See Note 22). KiNRG expects that a portion of the proceeds from the Company’s public offering, if completed, may be used for working capital purposes, repayment of acquisition-related obligations, integration costs and general corporate purposes. In addition, the Company recorded additional liabilities of TRINITY upon consolidation (balances as of June 30, 2026):

-	Accrued liability to a related party in the amount of $6,314,423 representing a payment to Mr. Wallen, the Company’s President and seller of TRINITY, for an income tax liability incurred prior to the Acquisition when TRINITY was an S-Corporation). $500,000 of this amount was paid in April 2026 and an additional $300,000 was paid in June 2026.

-	A liability payable to finance companies in the amount of $3,650,726 for the balance due on loans made to Ox Hill Realty, a land development firm in which Mr. Wallen has a 22.5% interest and Mr. Chughtai has a 12.5% interest.

The Company also has a related party receivable from Ox Hill Realty in the aggregate amount of $29,917,458 representing the amount due to the Company from Ox Hill for payments made to the financing companies and for loans made directly to Ox Hill by the Company. This amount was fully reserved as of June 30, 2026. TRINITY has a security agreement with Ox Hill whereby Ox Hill has committed to paying TRINITY the amount of $29,088,485 before December 31, 2026 or $9,088,485 by December 31, 2026 with a note for the balance convertible to up to 19.9% of the equity of Ox Hill depending upon the appraised value of the Ox Hill properties. There can be no assurance that this amount will be received.

TRINITY has a current project with a contract value of approximately $1.25 billion to construct a data center in Ward County, Texas. TRINITY’s business volume is expected to continue to remain strong, with additional projects in Virginia, Maryland and in Cairo, Egypt. None of these projects can be guaranteed to continue; if the demand for data center construction were to diminish, TRINITY’s growth would be at risk.

Capital Expenditures

TRINITY’s historical capital expenditures have also not been material, as subcontractors are utilized perform the construction activity and TRINITY does not own any substantial heavy equipment. We expect to continue to utilize that business model in the future.

Historically, KiNRG’s capital expenditures have not been material, as KiNRG’s activities primarily consisted of corporate development activities, technology development efforts, project planning and operational expansion initiatives. The Company expects that capital expenditures may increase in future periods as the Company pursues infrastructure and energy-related project opportunities, expands operations, integrates the TRINITY business and advances development activities relating to HTR systems and related technologies. The timing and amount of future capital expenditures will depend on numerous factors, including financing availability, permitting activities, project development progress, strategic relationships and market conditions.

Contractual Obligations

KiNRG’s contractual obligations primarily consisted of operating lease obligations, notes payable, related party obligations and other accrued liabilities reflected in KiNRG’s consolidated financial statements. In addition, in connection with the acquisition of TRINITY completed in April 2026, KiNRG issued a $3.0 million Promissory Note bearing interest at 6.0% per annum that matures on the earlier of the closing of the Company’s public offering or December 31, 2026, as extended on July 27, 2026 (See Note 22). KiNRG may also enter into additional contractual commitments and obligations in the future in connection with financing activities, project development efforts, infrastructure expansion activities and strategic business initiatives.

TRINITY has contractual obligations primarily consisting of operating lease obligations, notes payable, related party obligations and other accrued liabilities reflected in TRINITY’s consolidated financial statements. This includes an obligation under a receivables financing agreement of $3.6 million as of June 30, 2026.

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

Off-Balance Sheet Arrangements

KiNRG does not maintain off-balance sheet arrangements, nor does KiNRG participate in any non-exchange traded contracts requiring fair value accounting treatment other than the operating leases as disclosed in Notes to Consolidated Financial Statements

TRINITY leases its corporate headquarters from a lessor entity, TG Legacy, LLC, which is a related party through common ownership. Due to the common control of the entities and the fact that TRINITY does not have alternative facilities readily available, TRINITY has an economic incentive to provide financial support to the lessor entity should the lessor entity default on its obligations. The amount and key terms of the obligations recorded in the lessor entity’s financial statements that could require TRINITY to provide financial support to the lessor entity consist of a note payable to a financial institution with an outstanding balance of $2,414,399 and $2,468,600 at June 30, 2026 and December 31, 2025, respectively. The note bears interest at 4.04% through maturity on March 7, 2032 and is payable in monthly installments of principal and interest totaling $17,360. A balloon payment is also due at maturity. The note is collateralized by substantially all assets of TRINITY and the corporate headquarters leased to TRINITY by the lessor entity. The note is secured by the real estate and personally guaranteed by TRINITY’s stockholder. As of June 30, 2026, TRINITY does not believe it is exposed to any significant risk related to the lessor’s note payable.

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

Basic and Diluted Net Income (Loss) Per Share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss per) share is computed similar to basic net income (loss) per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted net loss per share as their effect would be anti-dilutive.

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

Business Combinations

The Company utilizes ASC 805 “Business Combinations”, which accounts for business combinations using the acquisition method of accounting. Under this method, the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquired company are recorded at their estimated fair values as of the acquisition date.

The excess of the purchase price over the estimated fair value of net identifiable assets acquired is recorded as goodwill. Acquisition-related costs, such as legal, accounting, and advisory fees, are expensed as incurred and reported in operating expenses.

Revenue Recognition

The Company’s policy that revenue is recognized pursuant to the guidance of ASC 606 Revenue from Contracts with Customers (“ASC 606). ASC 606 establishes a comprehensive principle-based approach for determining revenue recognition. The core principle of the guidance is that an entity must recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for providing those goods or services. ASC 606 sets forth a five-step revenue recognition model to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the ASC: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The update also provides guidance regarding the recognition of costs related to obtaining and fulfilling customer contracts. This update also requires quantitative and qualitative disclosures sufficient to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance. The FASB subsequently amended ASC 606 on multiple occasions to, among other things, delay its effective date and clarify certain implementation guidance.

Contract Receivables and Retainage

Contract receivables represent unconditional rights to consideration from project owners for billed performance obligations. Retainage receivables represents amounts which have not been billed to customers pursuant to retainage provisions in the construction contracts, which generally become payable upon contract completion and acceptance by the customer. Amounts are generally collected within one year of the completion of the project.

Contract assets include cost and estimated earnings in excess of billings on uncompleted contracts. The Company anticipates that substantially all incurred costs associated with contract assets as of June 30, 2026 will be billed and collected within one year. Contract assets may include amounts the Company seeks to collect from customers or others for (i) errors, (ii) changes in contract specifications or design, (iii) contract change orders in dispute, unapproved as to scope and price, or (iv) other customer-related causes of unanticipated additional contract costs (such as claims). The Company did not recognize any material amounts associated with claims and unapproved change orders during the six months ended June 30, 2026. Contract liabilities include billings in excess of costs and estimated earnings on uncompleted contracts. The Company anticipates that substantially all such amounts will be earned within one year.

Allowance for Credit Losses

The Company recognizes an allowance for credit losses for financial assets carried at amortized cost, to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the contractual term of the financial asset (or group thereof), which includes consideration of prepayments, and is based on the Company’s expectations as of the balance sheet date. The Company evaluates certain criteria, including aging and historical write-offs, the current economic condition of specific customers, and expected future economic conditions to determine the appropriate allowance for credit losses on financial assets carried at amortized cost. Such financial assets are written off when the Company determines that they are uncollectible or based on regulatory requirements, whichever is earlier. Write-offs are recognized as a deduction from the allowance for credit losses. Expected recoveries of amounts previously written off, not to exceed the aggregate of the amount previously written off, are included in measuring an allowance for credit losses as of the balance sheet date. At the time of the TRINITY acquisition, the Company recorded a partial reserve in the amount of $29,917,458 on related party receivables. See Note 2. There was no allowance for credit losses deemed necessary as of December 31, 2025.

Leases

The Company accounts for leases in accordance with Financial Accounting Standards Board (“FASB”) ASC 842, Leases. The Company determines if an arrangement is a lease at inception. Operating and Finance lease right-of-use (“ROU”) assets and current and noncurrent lease liabilities are included on the face of the consolidated balance sheet.

ROU assets represent the right of use to an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For finance leases, the Company recognizes the amortization of the ROU asset over the shorter of the lease term or useful life of the underlying asset. Interest accretion on the finance lease liabilities is recorded as interest expense. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

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

In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient for estimating expected credit losses on short term receivables and contract assets from revenue transactions. The guidance permits a simplified loss rate approach based on historical write-off experience and current conditions. The Company adopted ASU 2025-05 effective January 1, 2026, on a prospective basis. The adoption of this accounting standard did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item 3 as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of June 30, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q) and have concluded that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. This material weakness is the result of inadequate staffing levels and segregation of duties. Management is working to remedy this material weakness by hiring additional staff. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

The TRINITY Acquisition now constitutes substantially all of the Company’s operations, assets, and revenue; this constitutes a change to our internal control over financial reporting.

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

On July 22, 2026, the Company settled the note payable in the amount of $80,000 and accrued interest of $139,883 for cash in the amount of $176,000. A gain on settlement in the amount of $43,883 will be recorded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2026, the Company issued the following shares of common stock in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On May 8, 2026, the Company sold 710,000 shares of common stock, at a price of $2.00 per share, for gross proceeds of $1,420,000 pursuant to a private placement offering. The issuance was exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

No underwriters were involved in the foregoing issuances, and the Company did not engage in any general solicitation or general advertising in connection with the issuances.

Issuer Purchases of Equity Securities

There were no common stock repurchases during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit
Number	Description
2.1	Stock Purchase Agreement dated March 31, 2026 by and among the Company, TRINITY Construction Group, Inc. and Millard L. Wallen (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2026)
10.1	Promissory Note, dated April 1, 2026, issued by KiNRG, Inc. to Millard L. Wallen, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2026).
10.2	Amended and Restated Promissory Note, dated July 27, 2026, issued by KiNRG, Inc. to Millard L. Wallen, III (incorporated by reference to Exhibit 10.11 to Form S-1 filed with the Securities and Exchange Commission on August 7, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KiNRG, Inc.

	By:	/s/ Ronald W. Pickett
	Name:	Ronald W. Pickett
	Title:	Chief Executive Officer
(Principal Financial and Accounting Officer)
Date: August 19, 2026